Form 10QSB
period 2004-09-30
MEADOWS SPRINGS INC
filed 2004-11-17
CIK 1268471

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-110249

MEADOWS SPRINGS, INC.

(Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	71-0915825 (IRS Employer Identification No.)
Suite 7, 11511 Cambie Road, Richmond, B.C. V6X 1L6 (Address of principal executive offices)
(604) 306-0033 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of November 17, 2004: 3,350,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2004.

MEADOWS SPRINGS, INC.

INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

MEADOWS SPRINGS, INC.

INTERIM BALANCE SHEETS

September 30, 2004 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

		September 30,	June 30,
ASSETS		2004	2004

Current
Cash		$ 27,868	$ 11,994

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 7,793	$ 16,951
Due to related party - Note 3		18,000	-
Unearned revenue		14,252	8,603

		40,045	25,554

STOCKHOLDERS' DEFICIENCY
Capital stock
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,350,000	common shares (June 30, 2004: 3,350,000)	3,350	3,350
Additional paid-in capital		30,150	30,150
Deficit		(45,677)	(47,060)

		(12,177)	(13,560)

		$ 27,868	$ 11,994

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three months ended September 30, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	Three months ended September 30,

	2004	2003
Sales	$ 4,816	$ -
Commissions expense	(314)	-

Gross Margin	4,502	-

Expenses
Accounting and audit fees	1,000	603
Bank charges and interest	31	-
Legal fees	1,288	600
Registration and filing fees	-	-
Website design and maintenance	800	-

	(3,119)	(1,203)

Net income (loss) for the period	$ 1,383	$ (1,203)

Basic and diluted loss per share	$ 0.00	$ (0.00)

Weighted average number of shares outstanding	3,350,000	3,350,000

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to September 30, 2004

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
- at $0.01	3,350,000	$ 3,350	$ 30,150	$ -	$ 33,500
Net loss for the period	-	-	-	(22,965)	(22,965)

Balance, June 30, 2003	3,350,000	3,350	30,150	(22,965)	10,535

Net loss for the year	-	-	-	(24,095)	(24,095)

Balance, June 30, 2004	3,350,000	3,350	30,150	(47,060)	(13,560)

Net income for the period	-	-	-	1,383	1,383

Balance, September 30, 2004	3,350,000	$ 3,350	$ 30,150	$ (45,677)	$ (12,177)

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended September 30, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	Three months ended September 30,

	2004	2003

Cash flows used in Operating Activities
Net income (loss) for the period	$ 1,383	$ (1,203)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable and accrued liabilities	(9,158)	-
Unearned revenue	5,649	-

Net cash used in operating activities	(2,126)	(1,203)

Cash flows from Financing Activity
Due to related party	18,000	-

Increase (decrease) in cash during the period	15,874	(1,203)

Cash, beginning of period	11,994	24,479

Cash, end of period	$ 27,868	$ 23,276

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying three months to September 30, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

Note 2 Continuance of Operations

The Company operates an internet website to provide referral services to construction contractors of various trade.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2004, the Company has a working capital deficiency of $12,177 and has accumulated losses of $45,677 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 Due to Related Party

The amount due to related party consist of advances from a director of the Company, is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for construction contractor referral services and have only generated limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2004. Our accumulated deficit is $47,060 as of June 30, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - July 15, 2002 (date of inception) to September 30, 2004

From the date of our incorporation on July 15, 2002 to September 30, 2004, we had generated revenues of $6,571. Our operating activities during this period consist primarily of developing our business model and of designing our website for construction contractor referrals for the Lower Mainland area of British Columbia. We commenced the construction of our website at http://www.findcontractoronline.com in November of 2002.

From July 15, 2002 (date of inception) to June 30, 2003

For the period from July 15, 2002 to June 30, 2003 we had generated $Nil revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

  Audit fee, which consists primarily of accounting and auditing fees for the year end audit. The amount incurred and accrued by our company during the period from July 15, 2002 to June 30, 2003 was $9,595;
  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. The amount incurred by our company during the period from July 15, 2002 to June 30, 2003 was $40;
  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. The amount incurred by our company during the period from July 15, 2002 to June 30, 2003 was $9,077; and
  Other operating expenses, which consist primarily of the expenses incurred for development of our website, including expenses incurred in the setting up, upgrading and maintenance of the website; for establishment marketing channels in the construction industry in the Lower Mainland area of British Columbia; and for solicitation of interests among construction contractors in our website and other administrative expenses. The amount incurred by our company during the period from July 15, 2002 to June 30, 2003 was $4,281.

From June 30, 2003 to June 30, 2004

For the period from June 30, 2003 to June 30, 2004, we generated limited revenue in the amount of $1,755. This revenue consisted of fees paid to us by individual construction contractors to register as members on our website so they may bid on future renovation and construction projects to be posted on our website. Our operating activities during this period consisted primarily of completing our Internet website to provide construction contract referral services where construction contractors in British Columbia, Canada can obtain leads and bid on renovation and construction projects. We commenced operation of portions of our website on February 1, 2004.

Total operating expenses for the period from June 30, 2003 to June 30, 2004 were $25,565. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2003 to June 30, 2004 were $24,011. Bank charges and other office charges for the period from June 30, 2003 to June 30, 2004 were $44.

Other operating expenses, including website development and marketing expenses for the period from June 30, 2003 to June 30, 2004 were $625. We expect marketing expense to increase as we have now completed construction of our website and intend to focus on marketing the services of our website in the next few months.

From June 30, 2004 to September 30, 2004

For the period from June 30, 2004 to September 30, 2004, we generated limited revenue in the amount of $4,816. This revenue consisted of fees paid to us by individual construction contractors to register as members on our website so they may bid on future renovation and construction projects to be posted on our website. Our operating activities during this period consisted primarily of completing our Internet website to provide construction contract referral services where construction contractors in British Columbia, Canada can obtain leads and bid on renovation and construction projects. We commenced operation of portions of our website on February 1, 2004.

Total operating expenses for the period from June 30, 2004 to September 30, 2004 were $3,119. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2004 to September 30, 2004 were $2,288. Bank charges and other office charges for the period from June 30, 2004 to September 30, 2004 were $31.

Other operating expenses, including website development and marketing expenses for the period from June 30, 2004 to September 30, 2004 were $800. We expect marketing expense to increase as we have now completed construction of our website and intend to focus on marketing the services of our website in the next few months.

PLAN OF OPERATION

Our primary objective in the next 12 months will be to promote and market the services of our website for construction contractor referrals for the Lower Mainland area of British Columbia at http://www.findcontractoronline.com. We have only recently completed construction of our website at http://www.findcontractoronline.com. We have only begun generating limited revenue and our operating activities have used cash resources of approximately $2,126 from June 30, 2004 to the period ending September 30, 2004. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establish bank accounts, pay our audit fees and legal fees, and develop our website http://www.findcontractoronline.com.

Since our incorporation on July 15, 2002, we have taken active steps to implement our business plan. In November of 2002, we commenced construction of our website located at www.findcontractoronline.com. Through out the construction of our website, we have been constantly researching and refining the model for our contractor referral site. We made a number of revisions to the design of our website while under construction. Our officers and directors contacted their connections in the construction business to obtain feedback on how to improve the website to make it more user friendly. In February of 2004, we completed the construction of our website. Interested users can now pay for their membership fees online through services provided by PayPal. We have included a hyperlink on our website to allow interested users to pay for their membership fees by providing their credit card information to PayPal, which provides Internet secured payment service to users and e-commerce merchants. According to the online agreement we accepted for the secured online payment service with PayPal, we will pay PayPal 2.9% plus $0.30 for each payment received by PayPal on our behalf.

We anticipate that the primary source of revenues for our business model will be the registration fees we will collect from construction contractors who sign up as members of our website for our services of providing leads for home construction or home improvement projects through our website. Currently, the monthly registration fee for our members is $39.99, if a member signs up on a month to month basis. We also offer registration fee at a reduced rate of $31.99 per month if a member signs up with a 6-month commitment. If a member signs up with a 12-month commitment, our registration fee is further reduced to $24.99 per month. Furthermore, while we may also sell advertising space on our website, we do not anticipate our advertising sales to be a significant source of income because we do not intend to pursue vigorously the advertising sales.

We intend to establish a network of construction contractors who will use our website for referrals by attending construction trade meetings, promotional events and conferences attended by construction contractors of various trades in order to further expose our referral services. We also intend to market directly to smaller construction contractors by the use of online and traditional advertising media such as newspapers and trade publications. As we have not established a network of construction contractors who will use our website for referrals, there is no assurance that there will be sufficient demand for our referral services to allow us to operate profitably. Moreover, there is substantial uncertainty whether we can convince a sufficient number of construction contractors that the leads and referrals we will provide will be worth the referral fees they will pay us. If we are unsuccessful in creating an awareness of our contractor referral service website among consumers and homeowners and unable to enrol a sufficient number of construction contractors to use our website, it is unlikely we can operate profitably.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

  We must continue to market our website and enroll a sufficient number of construction contractors to use our website as a place to obtain and pursue leads for home construction and home improvement projects. We currently have 70 construction contractors signed up as members of our website and we are expecting half of the subscribers to join our online referral services Our directors and officers have contacted a few contractors and subcontractors in the Lower Mainland area of British Columbia to solicit their interests in using our online referral services. Based on his meetings and discussions with these contractors and subcontractors, we believe that some of them will sign up to use our website for referral services. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links.
  We must put into place the necessary infrastructure to support the operation of our contractor referral website. These activities include establishing a system to confirm the earnestness of the project owners who place their home construction or home improvement projects on our website for referral. By "earnestness of the project owners" we mean the intention of the project owners to actually proceed with the projects posted on our website. We want to avoid Internet pranks and users who post construction projects on our website without the intention of having the projects carried out. We intend to confirm the earnestness of the project owners by contacting those persons who submit construction projects to our website for bidding either by telephone or by email. To build the necessary infrastructure to support our operations, we also need to hire and train a team of qualified staff to provide customer services to users of our website and develop relationships with professional service providers such as accountants, small business advisers and lawyers to advise us on the improvements to our business operations. Our website is now operational and we expect that we will be able to hire and train at least one employee to provide customer services to the users of our website in the next twelve months.

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fee, which consists primarily of accounting and auditing fees for the year end audit. We estimate that our audit fee for the next twelve month will be approximately $15,000;
  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $200;
  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $10,000; and
  Other operating expenses, which consist primarily of the expenses incurred for further development and maintenance of our website; for establishing marketing channels in the construction industry in the Lower Mainland area of British Columbia; and for solicitation of interests among construction contractors in our website and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $3,000.

Liquidity and Capital Resources

At September 30, 2004, we had $27,868 in cash. We anticipate that our operating expenses will increase as we begin promotion and marketing of the services provided by our website and as we improve our website to include more sophisticate functions for our website. We estimate our expenses in improving and upgrading the functionality of our website to be $1,000 for the next twelve months. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We plan to focus initially on advertising through internet webpage links on the Google search site. Google charges its advertisers $0.10 each time it suggests a link to Google users when the users use a related word to conduct their search. We intend to sign up as a Google advertiser and spend up to $1,000 in the next twelve months so we will get 10,000 link suggestions through Google searches. We also anticipate attending construction contractor meetings and seminars in British Columbia to promote awareness of our website in the next twelve months. The cost of attending seminars averages approximately $500 per seminar. We anticipate that we will attend up to 2 seminars to promote our website in the next twelve months. The costs of these marketing activities in the next twelve months will be approximately $2,000. We anticipate that our audit fees for the next twelve months will be approximately $15,000. We also anticipate that our legal and organization fees for the next twelve months will be $10,000. We anticipate that our bank charges for the next twelve months will be $200. In the opinion of our management, available funds will probably not satisfy our working capital requirements beyond December, 2004. We anticipate that we may need to raise additional capital to continue our operations. If we do not raise additional capital when needed, we may be forced to suspend the service of our website. Such additional capital may be raised through public or private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we believe they will contribute their own funds to support the business of our company. There is only an informal verbal agreement among our directors and officers on the further contribution of funds for the operation of our business. When there is a need for liquidity, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each director and officer; the director or officer in a better personal financial condition will contribute more of his own funds to our company. We intend to ask our directors and officers to contribute up to $100,000 of their own funds collectively toward the business operations our company first before we seek financing from other sources.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

In November of 2002, we commenced the construction of our website for our construction contractor referral services. We completed the construction of our website in February of 2004. In the next twelve months, we plan to improve further and upgrade the functionality of our website. Because of the limitation on our capital resources, we have been using our in-house expertise and commercially available licensed technologies in the design and upgrading of our website. In the period from July 15, 2002 to June 30, 2003, the period from June 30, 2003 to June 30, 2004 and the period from June 30, 2004 to September 2004, we incurred minimal expenses in research and development. We expect to retain professional assistance from consultants on a few isolated technical matters. We estimate our expenses in improving and upgrading our website to be $1,000 for the next twelve months.

Personnel

Mr. Chow and Mr. Wong are currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Chow and Mr. Wong will devote additional time. Our directors and officers currently devote little time to our operations, and only on an as needed basis. We currently have no other employees.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*
Articles of Incorporation

3.2*
Bylaws

4.1*
Specimen ordinary share certificate

31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 5, 2003.

(b)    The Company filed a Form 8-K on October 26, 2004 with respect to a change of accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004

MEADOWS SPRINGS, INC.
/s/ Herbert Wong Herbert Treasurer, Chief Financial Officer and Secretary 11/17/2004
/s/ Carl Chow Carl Chow President and Chief Executive Officer 11/17/2004

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Carl Chow, the President, Chief Executive Officer of Meadows Springs, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Meadows Springs, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: November 17, 2004

By:	/s/ Carl Chow Carl Chow President, Chief Executive Officer and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Herbert Wong, the President and Chief Financial Officer of Meadows Springs, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Meadows Springs, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.

Date: November 17, 2004

By:	/s/ Herbert Wong Herbert Wong Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Carl Chow, President, Chief Executive Officer and Director of Meadows Springs, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Meadows Springs, Inc.

By:	/s/ Carl Chow Carl Chow President, Chief Executive Officer and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Meadows Springs, Inc. and will be retained by Meadows Springs, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Herbert Wong, Treasurer, Chief Financial Officer, Secretary and Director of Meadows Springs, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

(i)      fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(ii)     the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Meadows Springs, Inc.

By:	/s/ Herbert Wong Herbert Wong Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Meadows Springs, Inc. and will be retained by Meadows Springs, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.