Form 10KSB
period 2004-06-30
MEADOWS SPRINGS INC
filed 2004-11-29
CIK 1268471

OMB APPROVAL
OMB Number: 3235-0420 Expires: December 31, 2006 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-110249

MEADOWS SPRINGS, INC.

(Name of small business Issuer in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	71-0915825 (I.R.S. Employer Identification No.)

Suite 7, 11511 Cambie Road
Richmond, B.C.
Canada
V6X 1L6
(Address of principal executive offices, including zip code)

(604) 306-0033
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues during the year ended June 30, 2004 were $1,755.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,350,000 shares) computed by reference to the price at which the common shares was sold as of June 30, 2004 was approximately $13,500.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years: Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 17, 2004, - 3,350,000 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

Yes [ ] No [ X ]

PART I

Item 1. Description of Business

Meadows Springs, Inc. was formed as a Nevada corporation on July 15, 2002. Our executive offices are located at Suite 7, 11511 Cambie Road, Richmond, B.C. V6X 1L6. Our telephone number is (604) 306-0033. Our website, the construction of which has recently been completed, is located at www.findcontractoronline.com.

The primary business of our website is to provide construction contractors with referral of leads of home construction and home improvement projects. Because of the limitation on our capital resources, we intend to focus on the residential construction industry of the Lower Mainland of British Columbia, Canada. The Lower Mainland region of British Columbia includes the greater Vancouver area and is bounded by the city of North Vancouver to the north, the city of Chilliwack to the each and the city of White Rock to the south. We define "contractors" as those persons who are active in the construction trades including but are not limited to drywall contractors, foundation contractors, plumbing contractors, siding contractors, concrete contractors, heat, vent and air conditioning contractors, tile and stone contractors and roofing contractors. Our approach involves combining traditional professional service referrals and customer service with the cost effective online medium.

Given the in-house resources of larger construction companies, we anticipate the primary market for our referral services will be small construction contractors, such as those contractors with 1 to 25 employees.

Since our incorporation on July 15, 2002, we have taken active steps to implement our business plan. In November of 2002, we commenced construction of our website located at www.findcontractoronline.com. Through out the construction of our website, we have been constantly researching and refining the model for our contractor referral site. We made a number of revisions to the design of our website while under construction. Our officers and directors contacted their connections in the construction business to obtain feedback on how to improve the website to make it more user friendly. In February, we completed the construction of our website and added the function of allowing interested users to pay for the membership fees online. We currently have 70 construction contractors signed up as members to our website. By signing up as members to our website, they will be able to bid on the future renovation and constructions projects posted on our website by home owners or other contractors.

We have also been trying to market the referral services to be provided by our website through the contacts of our directors and officers in the construction industry in British Columbia. We have been trying to promote the awareness of our website by attending seminars and meetings for construction contractors. We are currently researching the effectiveness of various print media available in British Columbia to determine where and when to advertise the referral services provided by our website.

Our Website:

Our website currently has two major sections, one major section will target the construction contractors and the other major section will target the home owners who wish to hire contractors to work on their home construction and home improvement projects. For construction contractors, our website currently only allow members contractors to sign in and bid on the projects submitted. Currently, our website offers a sign up web page to allow interested construction contractors to enroll themselves as members to bid on future projects posted on our website. Currently, there are a few home project for bidding and we expect more. We anticipate that we will begin receiving submission of home construction projects for bidding on our website once our website becomes better known to the construction industry and consumers in the Lower Mainland of British Columbia. We expect we will be able to obtain at least 3 home construction projects for bidding in the next 6 months.

We also plan to upgrade our website to provide the following information to construction contractors:

  Reference materials for contractors including business management information and standardized construction agreement. This feature will be available in December. We intend to obtain information from our independent research and from industry associations such as British Columbia Construction Association, Independent Contractors and Business Association of B.C. and Electrical Contractor Association of B.C. The cost of obtaining this information will be free.
  Educational features including construction news, classified advertisements, contractor licensing information and marketing research. This feature will be available in December. We intend to obtain information from our independent research and from industry associations such as British Columbia Construction Association, Independent Contractors and Business Association of B.C. and Electrical Contractor Association of B.C. The cost of obtaining this information will be free.
  A career center for independent construction contractors to post their resumes and find employment with construction companies. We anticipate that this feature will be available in December. The information for this feature will come from construction contractors who visit our website from time to time once this feature becomes functional. The cost of obtaining this information will be free.

- A forum or chat room where contractors may exchange tips and news through our website. We anticipate that this feature will be available in December. The information for this feature will come from construction contractors who visit our website from time to time once this feature becomes functional. The cost of obtaining this information will be free.

We intend to provide construction contractors who register as members of our website with a project is posted on our website by home owners or project owners. We intend to provide these notices on a secure, easy-to-use Internet based platform so small to medium size construction companies and independent construction contractors may obtain and pursue leads for home improvement and home construction projects without incurring expensive marketing costs. By providing theses notices to our members, we also want to encourage our members to bid on projects posted on our website.

For the other major section of our website focusing on homeowners and project owners, our website currently also provides a sign up webpage where homeowners and project owners can submit their home construction or home improvement projects for bid. We plan to upgrade our website to provide the following information to home owners and project owners:

  A contractor finder search engine, which will enable homeowners and project owners to locate a contractor by trade,
  A website where homeowners and project owners can rate a contractor for services provided,
  Resources such as information on how to hire a good contractor, information on home care and prevention; and
  Consumer tips for homeowners and project owners on what to look for in a good contractor and what to do if problems arise.

We believe that our website will attract homeowners and project owners because our website offers them a way to obtain free estimates for their projects and to elicit bids from qualified construction contractors. Homeowners and project owners simply fill out the webpage listing their project data in detail including a project description, trades needed and contact information. After the information is submitted, we will send a notice with the project information to the contractors who have signed up as members of our website. For projects valued over $3,000 we will contact the homeowners or project owners to discuss the details of their projects before we make the referral to contractors who have signed up as members of our website. To attract consumers to our website, we also plan to offer free consumer education information such as what to look for in a good contractor and articles on home care and prevention. The goal for our website is to offer homeowners and project owners the convenience of interactive communication through e-mail with their potential contractors in the bidding process.

Strategy

Our goal is for our website to become a leading Internet destination for both construction contractors and homeowners and project owners in the Lower Mainland of British Columbia by providing a website that allows homeowners and project owners to submit their home construction or home improvement projects for bids and allows construction contractors to receive lead referrals on home construction or home improvement projects. In order to achieve our goal, we intend to increase the number of construction contractors using our website by:

  Attending Construction Trade Meetings, Promotional Events and Conferences: We intend to attend a number of events attended by construction contractors of various trades in order to further expose our referral services. These events will include construction trade meetings and promotional events which are attended by construction contractors and related seminars and conferences.
  Developing Direct Marketing Programs to Attract Small to Medium Sized Construction Contractors: In addition to marketing through construction trade groups and associations, we intend to market directly to smaller construction contractors. Due to the extreme fragmentation of the construction industry in British Columbia, we will seek to enrol contractors by initially concentrating on the Greater Vancouver area. Our marketing will include conducting contractor seminars, and the use of online and traditional advertising media such as newspapers and trade publications.
  Promoting the Website Through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our website directly to homeowners and project owners. We believe that by increasing our consumer base we will attract additional construction contractors to use our website as a source for leads to home improvement and home construction projects.

We intend to develop a network of qualified construction contractors who will use our referral services as a source of leads to home construction and home improvement projects. Initially, we hope to include at least three professionals in each special trade area. We will build our network through a direct marketing program and through word of mouth. To assure that our customers receive high quality service, we will implement a follow up program to seek feedback from all homeowners and project owners receiving referrals. This follow up program will be designed to evaluate the customers' experiences with the professional to whom they were referred. We also plan to create a web page where homeowners and project owners can rate the construction contractors on the services they provided. Based on these feedbacks, contractors will be evaluated for ongoing suitability as a referral source.

Recent Construction Boom in the Lower Mainland of British Columbia

Since late 2002, investment in residential construction in British Columbia has increased significantly because of historically low interest rates. In a report by Canada Mortgage and Housing Corporation, it was stated that British Columbia's urban areas added 20,302 housing starts in 2002, up from 15,589 in 2001, for a healthy 29 percent growth rate. You can obtain a copy of the Canada Mortgage and Housing Corporation report from the website: http://www.cmhc-schl.gc.ca/en/homadoin/maintrst/stda/index.cfm. The Vancouver Sun newspapers reported on September 3, 2003 in an article entitled "Low interest rates propel house construction" that, according to Statistics Canada, the British Columbia housing sector investment for the second quarter of year 2003 was $1.9 billion Canadian dollars, compared to $1,5 billion Canadian dollars for the same period in 2002. The vast majority of this investment was spent in the Lower Mainland of British Columbia. The report from Statistics Canada cites historically low mortgage rates and their positive impact on the accessibility of homeownership, a high level of employment and a lack of existing homes available on the resale market as factors that have stimulated the growth in the housing sector investment.

As the residential construction activities became more robust, demand for skilled labor in the Lower Mainland of British Columbia also grew at a fast pace. In an article reported in The Vancouver Sun on August 29, 2003, entitled "Job outlook positive in high-skill trades", it was noted that major shortage of skilled workers is hammering Lower Mainland businesses. Adrienne Warren, a senior economist for Scotiabank in Canada, also stated in a report quoted by The Vancouver Sun in its August 29, 2003 article, that construction sector is one of the several job sectors that currently require more workers despite a moderate slowdown in Canadian employment growth through 2007. You may obtain a copy of the report entitled "Canada's Evolving Jobs Market " by Adrienne Warren from the website: http://www.scotiabank.com/English/bns_econ/sp052402.pdf.

Because of this increased demand for skilled construction workers and contractors to work on the home construction and improvement projects in the Lower Mainland of British Columbia, we believe our construction contractor referral website can assist homeowners and project owners to locate skilled construction workers and contractors easily. Our goal is to have our website become a leading Internet destination for both construction contractors and homeowners and project owners in the Lower Mainland of British Columbia when they are looking for skilled construction contractors or for projects to bid on. We intend to achieve this by allowing homeowners and project owners to submit their home construction or home improvement projects for bids on our website and allows construction contractors to receive lead referrals on home construction or home improvement projects.

We have not conducted any marketing studies to assess whether a potential market exist for our services and whether that market is sustainable given the potential costs of our services. We believe that a market exists for our services and such a market will be sustainable because the construction industry in the Lower Mainland of British Columbia is currently experiencing high demand and rapid growth. We believe this high demand and rapid growth of the construction industry in the Lower Mainland of British Columbia will continue for at least until year 2010 when Vancouver hosts the Winter Olympic Games.

Competition

The on-line market for industry specific businesses, users and advertisers is new and rapidly evolving, and competition for users and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create these industry specific communities are critical mass, functionality, brand recognition, member affinity and loyalty, and focused approach toward a target market.

We currently know of no other referral service for construction contractors in outside of the United States. Sites like National Contractors.com and Contractors.com provide contractor referral services mostly in the United States. We may also compete indirectly with Internet directories and search engines such as Yahoo.com, AOL.com, Amazon.com and AltaVista.com. We believe while we currently may have disadvantages in the areas of critical mass of qualified professionals and brand recognition, we will be able to compete with other Internet directories and search engines on the factor of functionality if we can improve our website to include additional functions, such as providing free reference information that are useful for construction contractors and homeowners or project owners. We think that if we include these free reference information on construction contracting, we will attract users to visit our website more frequently and to use our website as a source for relevant reference information. We believe that this will increase the chances that these users will post their home renovation or construction projects for bidding on our website or to register as a member to bid on the future home renovation or construction projects posted on our website. We also believe that our focus on the initial target in the Lower Mainland of British Columbia will give us a competitive advantage over the other service providers. Most small to medium size construction contractors are only interested in finding leads to projects in their locality. We will initially limit our marketing efforts to construction contractors, homeowners and project owners in the Lower Mainland of British Columbia. We believe our initial focus on the Lower Mainland of British Columbia will assure the participating contractors that we will concentrate on provide them only with leads within their geographic areas. We also believes if these home owners and project owners can log onto a website and receive a referral to a reputable construction contractor in his own geographic area, there will be little incentive for them to go through the hassle of sieving through all of the information generated by Internet directories and search engines.

Virtually all of our existing and potential competitors, including Internet directories and search engines, have longer operating histories in the Internet service referral market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that Internet directories, search engines, that offer professional editorial content, commercial online services and sites maintained by Internet Service Providers, will not be perceived by advertisers as having more desirable channel for service referrals.

Technology and Systems

We have primarily relied upon commercially available licensed technologies in building our website. We prefer to license available technology whenever possible rather than seek internally-developed solutions. We anticipate our website's front-end will be built on industry standard technologies. The business logic of the site will be contained in a variety of currently available programs. These programs will handle user interface, ordering and customer communications. If needed, we will add additional servers and capacity. We will seek to create a system that can quickly and easily expand capacity without significant additional development. We do not anticipate that we will need to purchase any additional equipment to implement our business plan in the next twelve months.

Intellectual Property

Other than registering our domain name "findcontractoronline.com" with the domain registration service offered by MDI Internet Inc. in Vancouver, British Columbia, Canada, and by entering into service agreements containing restrictive covenants with current and prospective technical service providers, we have not taken any active steps to protect our intellectual property rights. Our intellectual property rights include the common law trademark right in our domain name "findcontractoronline.com", which is derived from our use of this domain name in association with our service and copyrights in the design of our website. We do not own any patents and have not filed any patent or trademark applications, as we do not believe that the benefits of these protections outweigh the costs of filing and updating the patent and trademark applications. It may be possible for a third party to copy our website without authorization. In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could have a detrimental effect on our business, results of operations and financial conditions.

In addition, litigation may be necessary in the future to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and diversion of our resources and could affect our ability to continue to operate all or portions of our website. If we are unable to operate our website, we will be unable to generate any revenues or cash flow and as a result our business will likely fail.

There is also a risk that one of our competitors or another business may commence a lawsuit against us claiming that our website infringes on their proprietary technology or intellectual property. Any infringement claims against us, with or without merit, could subject us to costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are successful, we may be required to change or alter the content of our website and pay financial damages. An adverse outcome in any litigation or proceedings could require us to license disputed rights from third parties or to cease using such rights.

Government Regulations

We are subject to the laws and regulations of those jurisdictions in which we plan to provide our referral services that are generally applicable to operation of businesses, such as business license requirement, income taxes and payroll taxes. In general, our referral services are not subject to special licensing or other regulatory requirements in those jurisdictions in which we plan to provide our referral services.

Growth Strategy

We will continue to focus on growing http://www.findcontractoronline.com into a website for both construction contractors and homeowners and project owners in the Lower Mainland of British Columbia where homeowners and project owners can submit their home construction or home improvement projects for bids and construction contractors can receive lead referrals on home construction or home improvement projects. We currently do not have any plan to engage in a merger or acquisition in the near future.

Employees

As of September 30, 2004, the Company did not have any full-time employees. The Company plans to hire employees when is required.

Item 2. Description of Property

Meadows Springs uses office space located at Suite 7, 11511 Cambie Road, Richmond, B.C. V6X 1L6. These facilities are provided to us at no charge by our director, Mr. Carl Chow.

Item 3. Legal Proceedings.

The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item 4. Submission Of Matters To A Vote Of Security Holders.

Not Applicable.

PART II

Item 5.  Market For Common Equity And Related Stockholders Matters

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock can be sold pursuant to Rule 144 at this time. We have registered 1,350,000 shares of our common stock under the Securities Act for sale by the selling securities holders (a Form SB-2 with filing number 333-110249 was effective on July 9, 2004). There are current 28 holders of record of our common stock.

We have not declared any dividend on our common stock since the inception of our company on July 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

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

RESULTS OF OPERATIONS

Overview - July 15, 2002 (date of inception) to June 30, 2004

From the date of our incorporation on July 15, 2002 to June 30, 2004, we had generated revenues of $1,755. Our operating activities during this period consist primarily of developing our business model and of designing our website for construction contractor referrals for the Lower Mainland area of British Columbia. We commenced the construction of our website at http://www.findcontractoronline.com in November of 2002.

From July 15, 2002 (date of inception) to June 30, 2003

For the period from July 15, 2002 to June 30, 2003 we had generated $Nil in revenue. Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. For this period our operating expenses are classified into four categories:

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

PLAN OF OPERATION

Our primary objective in the next 12 months will be to promote and market the services of our website for construction contractor referrals for the Lower Mainland area of British Columbia at http://www.findcontractoronline.com. We have only recently completed construction of our website at http://www.findcontractoronline.com. We have only begun generating limited revenue and our operating activities have used cash resources of approximately $21,506 from July 15, 2002 to the period ending June 30, 2004. This negative cash flow is attributable to the costs incurred in the set up of our corporate structure, establish bank accounts, pay our audit fees and legal fees, and develop our website http://www.findcontractoronline.com.

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

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

  We must continue to market our website and enroll a sufficient number of construction contractors to use our website as a place to obtain and pursue leads for home construction and home improvement projects. We are expecting half of the subscribers to join our online referral services. Our directors and officers have contacted a few contractors and subcontractors in the Lower Mainland area of British Columbia to solicit their interests in using our online referral services. Based on his meetings and discussions with these contractors and subcontractors, we believe that some of them will sign up to use our website for referral services. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links.
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

Liquidity and Capital Resources

At June 30, 2004, we had $11,994 in cash. We anticipate that our operating expenses will increase as we begin promotion and marketing of the services provided by our website and as we improve our website to include more sophisticate functions for our website. We estimate our expenses in improving and upgrading the functionality of our website to be $1,000 for the next twelve months. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We plan to focus initially on advertising through internet webpage links on the Google search site. Google charges its advertisers $0.10 each time it suggests a link to Google users when the users use a related word to conduct their search. We intend to sign up as a Google advertiser and spend up to $1,000 in the next twelve months so we will get 10,000 link suggestions through Google searches. We also anticipate attending construction contractor meetings and seminars in British Columbia to promote awareness of our website in the next twelve months. The cost of attending seminars averages approximately $500 per seminar. We anticipate that we will attend up to 2 seminars to promote our website in the next twelve months. The costs of these marketing activities in the next twelve months will be approximately $2,000. We anticipate that our audit fees for the next twelve months will be approximately $15,000. We also anticipate that our legal and organization fees for the next twelve months will be $10,000. We anticipate that our bank charges for the next twelve months will be $200. In the opinion of our management, available funds will probably not satisfy our working capital requirements beyond December, 2004. We anticipate that we may need to raise additional capital to continue our operations. If we do not raise additional capital when needed, we may be forced to suspend the service of our website. Such additional capital may be raised through public or private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we believe they will contribute their own funds to support the business of our company. There is only an informal verbal agreement among our directors and officers on the further contribution of funds for the operation of our business. When there is a need for liquidity, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each director and officer; the director or officer in a better personal financial condition will contribute more of his own funds to our company. We intend to ask our directors and officers to contribute up to $100,000 of their own funds collectively toward the business operations our company first before we seek financing from other sources.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

In November of 2002, we commenced the construction of our website for our construction contractor referral services. We completed the construction of our website in February of 2004. In the next twelve months, we plan to improve further and upgrade the functionality of our website. Because of the limitation on our capital resources, we have been using our in-house expertise and commercially available licensed technologies in the design and upgrading of our website. In the period from July 15, 2002 to June 30, 2003 and the period from June 30, 2003 to June 30, 2004, we incurred minimal expenses in research and development. We expect to retain professional assistance from consultants on a few isolated technical matters. We estimate our expenses in improving and upgrading our website to be $1,000 for the next twelve months.

Personnel

Mr. Chow and Mr. Wong are currently working about 10 to 20 hours per week to meet our needs. As demand requires, Mr. Chow and Mr. Wong will devote additional time. Our directors and officers currently devote little time to our operations, and only on an as needed basis. We currently have no other employees.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

MEADOWS SPRINGS, INC.

REPORT AND FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Meadows Springs, Inc.

We have audited the accompanying balance sheet of Meadows Springs, Inc. as of June 30, 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of June 30, 2003 and for the period July 15, 2002 (Date of Incorporation) to June 30, 2003 were audited by other auditors whose report dated October 16, 2003 expressed an unqualified opinion on those statements. Our opinion on the statement of operations and cash flows for the period from July 15, 2002 (Date of Incorporation) to June 30, 2003 in so far as it relates to amounts for prior periods through June 30, 2003 is based on the report of other auditor's.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Meadows Springs, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
October 21, 2004	Chartered Accountants

MEADOWS SPRINGS, INC.

BALANCE SHEETS

June 30, 2004 and 2003

(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash	$ 11,994	$ 24,479

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 16,951	$ 13,944
Unearned revenue	8,603	-

	25,554	13,944

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock
Authorized:
25,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,350,000 common shares (2003: 3,350,000)	3,350	3,350
Additional paid-in capital	30,150	30,150
Deficit	(47,060)	(22,965)

	(13,560)	10,535

	$ 11,994	$ 24,479

Nature and Continuance Operations Note 1

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

STATEMENTS OF OPERATIONS

for the year ended June 30, 2004 and

for the period from July 15, 2002 (Date of Incorporation) to June 30, 2003

(Stated in US Dollars)

		July 15, 2002
		(Date of
	Year ended	Incorporation)
	June 30,	to June 30,
	2004	2003

Sales	$ 1,755	$ -
Commissions expense	(305)	-

Gross Profit	1,450	-
Interest Income	20	28

	1,470	28

Expenses
Accounting and audit fees	10,257	9,595
Bank charges and interest	44	40
Legal fees	13,754	9,077
Registration and filing fees	885	-
Website design and maintenance	625	4,281

	(25,565)	(22,993)

Net loss for the period	$ (24,095)	$ (22,965)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	3,350,000	3,054,131

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to June 30, 2004

(Stated in US Dollars)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
- at $0.01	3,350,000	$ 3,350	$ 30,150	$ -	$ 33,500
Net loss for the period	-	-	-	(22,965)	(22,965)

Balance, June 30, 2003	3,350,000	3,350	30,150	(22,965)	10,535

Net loss for the year	-	-	-	(24,095)	(24,095)

Balance, June 30, 2004	3,350,000	$ 3,350	$ 30,150	$ (47,060)	$ (13,560)

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

STATEMENTS OF CASH FLOWS

for the year ended June 30, 2004 and

for the period from July 15, 2002 (Date of Incorporation) to June 30, 2003

(Stated in US Dollars)

		July 15, 2002
		(Date of
		Incorporation)
	Year ended	to
	June 30,	June 30,
	2004	2003

Cash flows used in operating activities
Net loss for the period	$ (24,095)	$ (22,965)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts payable and accrued liabilities	3,007	13,944
Unearned revenue	8,603	-

Net cash used in operating activities	(12,485)	(9,021)

Cash flows from Financing Activity
Issuance of common shares	-	33,500

Increase (decrease) in cash during the period	(12,485)	24,479

Cash, beginning of period	24,479	-

Cash, end of period	$ 11,994	$ 24,479

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2004

(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on July 15, 2002. The Company operates an internet website to provide referral services to construction contractors of various trades.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2004, the Company has a working capital deficiency of $13,560, has not yet achieved profitable operations and has accumulated losses totalling $47,060 since inception which raises substantial doubt that the Company will be able to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Financial Instruments

The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

b) Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting No. 52.

Meadows Springs, Inc.

Notes to the Financial Statements

September 30, 2004

(Stated in US Dollars) - Page 21

Note 2 Significant Accounting Policies - (cont'd)

b) Foreign Currency Translation - (cont'd)

Assets and liabilities that are denominated in a foreign currency are translated at the exchange rate in effect at the year-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the year. Translation adjustments from the use of different exchange rates from year to year are included in the Comprehensive Income account in Stockholders' Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

c) Income Taxes

The Company has adopted the Statement of Financial Accounting Standard's ("SFAS") No. 109 - "Accounting for Income Taxes". SFAS No. 109, requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

e) Revenue Recognition

The Company generates membership fee revenue from its website which provides referral services to construction contractors of various trades. Membership fees are recognized over the term of the contract as revenue upon signing of the membership agreement and collection is reasonably assured.

Meadows Springs, Inc.

Notes to the Financial Statements

September 30, 2004

(Stated in US Dollars) - Page 3

Note 2 Significant Accounting Policies - (cont'd)

f) Website Costs

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Fees incurred for web site hosting are expensed over the period of the benefit. Costs of operating a web site are expensed as incurred.

g) New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$ 7,059
Valuation allowance for deferred tax asset	(7,059)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 4 Corporation Income Tax Losses

At June 30, 2004, the Company has accumulated non-capital losses totalling $47,060, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2023. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Meadows Springs, Inc.

Notes to the Financial Statements

September 30, 2004

(Stated in US Dollars) - Page 4

Note 5 Comparative Figures

Certain of the prior year's comparative figures have been reclassified to conform with the current year's presentation.

Note 6 Segment Information

The Company operates in one reportable segment, being the development of an internet website to provide referral services to construction contractors of various trades, primarily in Canada.

MEADOWS SPRINGS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States Dollars)

JUNE 30, 2003
Dohan and Company Certified Public Accountants A Professional Association	7700 North Kendall Drive, 200 Miami, Florida 33156-7578 Telephone (305) 274-1366 Facsimile (305) 274-1368 E-mail info@uscpa.com Internet www.uscpa.com

Independent Auditors' Report

The Board of Directors and Stockholders
Meadow Springs, Inc.

We have audited the accompanying balance sheet of Meadow Springs, Inc. (a Development Stage Company) as of June 30, 2003, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the period from inception (July 15, 2002) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadow Springs, Inc. as of June 30, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a loss of $22,965 from inception (July 15, 2002) to June 30, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA.'s

Miami, Florida
October 16, 2003

MEADOWS SPRINGS, INC.
(A Development Stage Company)
BALANCE SHEET
(Expressed in United States Dollars)
JUNE 30, 2003

ASSETS

Current
Cash and cash equivalents	$ 24,479

Total current assets	24,479

Deferred tax asset less valuation allowance of $7,800	-

Total assets	$ 24,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 13,944

Total current liabilities	13,944

Stockholders' equity
Common stock (Note 4)
Authorized
25,000,000 common shares with a par value of $0.001
Issued
3,350,000 common shares	3,350
Additional paid-in capital (Note 4)	30,150
Deficit accumulated during the development stage	(22,965)

Total stockholders' equity	10,535

Total liabilities and stockholders' equity	$ 24,479

History and organization of the Company (Note 1)

See accompanying notes.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Expressed in United States Dollars)
FOR THE PERIOD FROM INCEPTION (JULY 15, 2002) TO JUNE 30, 2003

EXPENSES
Office and miscellaneous	$ 40
Professional fees	18,671
Web-site development	3,751
Web-site development - related party	530

Loss before interest income and income taxes	(22,992)

INTEREST INCOME	27

Loss before income taxes	(22,965)

Provision for income taxes	-

Net loss	$ (22,965)

Basic and diluted net loss per share	$ (0.01)

Weighted average number of shares of common stock outstanding	3,054,131

See accompanying notes.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in United States Dollars)

	Common Stock				Deficit Accumulated
	Price per Share	Number of Shares	Amount	Additional Paid-In Capital	During the Development Stage	Total

Balance, July 15, 2002		-	$ -	$ -	$ -	$ -
(Date of inception)

Issuance of common stock for cash	$ 0.01	3,350,000	3,350	30,150	-	33,500

Net loss		-	-	-	(22,965)	(22,965)

Balance, June 30, 2003		3,350,000	$ 3,350	$ 31,150	$ (22,965)	$ 10,535

See accompanying notes.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in United States Dollars)
FOR THE PERIOD FROM INCEPTION (JULY 15, 2002) TO JUNE 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,965)
Changes in non-cash working capital item:
Increase in accounts payable and accrued liabilities	13,944

Net cash used in operating activities	(9,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	33,500

Net cash provided by financing activities	33,500

Cash and cash equivalents, end of period	$ 24,479

Cash paid during the period for:
Interest	$ -
Income taxes	-

See accompanying notes.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

1. HISTORY AND ORGANIZATION OF THE COMPANY

The Company was incorporated on July 15, 2002 under the Laws of the State of Nevada. The Company intends to operate an internet website to provide referral services to construction contractors of various trades. The Company is considered to be a development stage company as it has not generated revenues from operations.

2. GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock. Continued operations of the Company are dependent on the Company's ability to complete equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

2003
Deficit accumulated during the development stage	$ (22,965)
Working capital	10,535

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign currency translation
Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At June 30, 2003, cash and cash equivalents consisted of cash held at banks.

Web-site development costs

Web-site development costs are expensed as incurred.

Income taxes

The Company follows the liability method of accounting for income taxes under the provisions of Statements of Accounting Standards No. 109. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock.

Recent accounting pronouncements

In June 2001, FASB approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In June 2001, FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Recent accounting pronouncements (cont'd...)

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 31, 2002.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

4. COMMON STOCK

On August 15, 2002, the Company issued 3,350,000 shares of common stock at a price of $0.01 per share for total proceeds of $33,500.

Common stock

The common shares of the Company are all of the same class, are voting and entitle stockholders to receive dividends. Upon liquidation or wind-up, stockholders are entitled to participate equally with respect to any distribution of net assets or any dividends which may be declared.

Additional paid-in capital

The excess of proceeds received for shares of common stock over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

5. RELATED PARTY TRANSACTIONS

During the period, the Company paid web-site development costs of $530 to a director of the Company.

This transaction was in the normal course of operations and was measured at the exchange value which represents the amount of consideration established and agreed to by the related party.

6. INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

2003

Net loss for the year	$ (22,965)

Expected income tax recovery	$ 7,808
Unrecognized benefit of operating losses	(7,808)

Actual income tax recovery	$ -

The significant components of the Company's future income taxes assets are as follows:

2003

Future income tax assets:
Operating loss carryforwards	$ 7,808

7,808
Valuation allowance	(7,808)

Net future income tax asset	$ -

The Company has available for deduction against future taxable income operating losses of approximately $23,000. These losses, if not utilized, will expire commencing in 2023. Future tax benefits which may arise as a result of these operating losses have been offset by a valuation allowance and have not been recognized in these financial statements.

MEADOWS SPRINGS, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in United States Dollars)
JUNE 30, 2003

7. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

8. SEGMENT INFORMATION

The Company operates in one reportable segment, being the development of an internet website to provide referral services to construction contractors of various trades, primarily in Canada.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

Item 8B.  Other Information

Amisano Hanson, Chartered Accountants, has been retained to provide Auditors' Reports on the annual financial statements of the Company, commencing with the year ended June 30, 2004, and to conduct review engagements on the Company's non-annual quarterly financial statements on an ongoing basis thereafter. The change of accountant was approved by majority consent of the board of directors. We have contacted our former accountant, Dohan and Company, Certified Public Accountants, for dismissal of its services and there are no disagreements between us and the former accountant, Dohan and Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their report from our inception to October 26, 2004. The former accountant's report on our financial statements does not contain any adverse opinions or disclaimers of opinions and is not qualified or modified as to uncertainty, auditing scope or accounting principles

A Form 8-K was filed with respect to the change of accountant on October 26, 2004.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Officers and Directors

The following sets forth certain information concerning the present management of the Company:

Name	Age	Position with Company
Carl Chow	34	Director, President and Chief Executive Officer
Herbert Wong	34	Director, Treasurer, Chief Financial Officer and Secretary

Background of Officers and Directors

Carl Chow has been a Director, President and Chief Executive Officer of the Company since July 15, 2002. From 1994 to 1996, Mr. Chow was employed as the general manager of Neway Holding and Trading Co., located in Richmond, British Columbia, Canada. Neway Holding and Trading Co. is a privately held trading company that imports automotive parts and accessories into Canada. As the general manager of Neway Holdings and Trading Co., Mr. Chow was responsible for the marketing and sales of automotive parts and accessories in Western Canada. From 1996 to 2000, Mr. Chow was an assistant manager for Rogers Cable Systems, the largest cable television service provider in Western Canada. His duties and responsibilities included ensuring employee quality control for customer services, resolving and attending to consumer needs and complaints and training new employees for network operation systems. From 1999 to 2002, Mr. Chow also served as the Secretary, Treasurer, Chief Financial Officer and a director of First Cypress Technologies, Inc. At that time, First Cypress Technologies, Inc. was a development stage company registered under the Securities Exchange Act of 1934. Mr. Chow resigned as an officer and director of First Cypress Technologies, Inc. when First Cypress Technologies, Inc. effected a business combination in 2002 and changed its name to Otish Mountain Diamond Co. From 2000 to present, Mr. Chow served as the operations support supervisor of Shaw Cablesystems. Shaw Cablesystems is the largest cable television service provider in Western Canada. Mr. Chow's duties at Shaw Cablesystems included ensuring all integrated systems are functioning at an optimal level and backbone support is available. He also supervises, trains and motivates staff to provide high level of customer service. We expect Mr. Chow to spend approximately 10 to 15 hours a week on the business of our company.

Herbert Wong has been a Director, Treasurer, Chief Financial Officer and Secretary of the Company since July 25, 2002. Mr. Wong has been a duty manager at the Pan Pacific Hotel in Vancouver, British Columbia since May of 2000. His duties as the duty manager include supervising and training staff, resolving guest concerns and liases with tour group co-ordinators. From 1990 to 2000, Mr. Wong served in various positions at the Parkhill Hotel in Vancouver, British Columbia. He rose from the position of front office staff to reservation manager to system co-ordinator. He handled the overall responsibility of the reservation system at the Parkhill Hotel. We expect Mr. Wong to spend approximately 10 to 12 hours a week on the business of our company.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Meadows Springs, Inc.

Suite 7, 11511 Cambie Road
Richmond, B.C. V6X 1L6
Canada

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and have not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen-sation
Carl Chow President & C.E.O.	2002	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended June 30, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors. We may grant to our directors in the future options to purchase shares of common stock as determined by our Board of Directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Meadows Springs other than services ordinarily required of a director. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may results in a change in our control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of September 30, 2004.

Name and Address	Common Stock	Percent of Class(1)
Carl Chow 7-11511 Cambie Road Richmond, BC V6X 1L6	2,000,000	59.70%
Directors and Executive Officers as a Group	2,000,000	59.70

(1) Based on 3,350,000 shares of common stock issued and outstanding as of September 30, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 12.  Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits

Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 5, 2003.

Item 14  Principal Accountant Fees and Services

(1) Audit Fee.

The aggregate fees billed by our previous accountant, Dohan and Company, for professional services rendered for the audit of our financial statement filed as part of our Form SB-2 filing and for review of our interim financial statements filed as part of our Form SB-2 filings for the period from July 15, 2002 to March 31, 2004, are $8,400 and $8,150.

(2) Audit-Related Fees.

There have been no audit-related fees billed by our accountants in each of the last two fiscal years of our Company.

(3) Tax Fees.

There have been no tax fees billed by our accountants in each of the last two fiscal years of our Company.

(4) All Other Fees.

There have been no other fees billed by our accountants in each of the last two fiscal years of our Company.

(5) It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 2004.

MEADOWS SPRINGS, INC. (Registrant) BY: /s/ Carl Chow Carl Chow President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Herbert Wong Herbert Treasurer, Chief Financial Officer and Secretary 11/26/2004
/s/ Carl Chow Carl Chow President and Chief Executive Officer 11/26/2004

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Carl Chow, the President, Chief Executive Officer of Meadows Springs, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Meadows Springs, Inc.;

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

Date: November 26, 2004

By:	/s/ Carl Chow Carl Chow President, Chief Executive Officer and a member of the Board of Directors

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Herbert Wong, the President and Chief Financial Officer of Meadows Springs, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Meadows Springs, Inc.;

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

Date: November 26, 2004

By:	/s/ Herbert Wong Herbert Wong Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Carl Chow, President, Chief Executive Officer and Director of Meadows Springs, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Herbert Wong, Treasurer, Chief Financial Officer, Secretary and Director of Meadows Springs, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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