Form 10QSB
period 2004-12-31
MEADOWS SPRINGS INC
filed 2005-02-07
CIK 1268471

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended December 31, 2004

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

Outstanding as of January 30, 2005: 3,350,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended December 31, 2004.

MEADOWS SPRINGS, INC.

INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

MEADOWS SPRINGS, INC.

INTERIM BALANCE SHEETS

December 31, 2004 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

		December 31,	June 30,
ASSETS		2004	2004

Current
Cash		$ 5,374	$ 11,994
Accounts receivable		10,181	-

		$ 15,555	$ 11,994

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 13,057	$ 16,951
Due to related party - Note 3		16,029	-
Unearned revenue		17,548	8,603

		46,634	25,554

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
25,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,350,000	common shares (June 30, 2004: 3,350,000)	3,350	3,350
Additional paid-in capital		30,150	30,150
Deficit		(64,579)	(47,060)

		(31,079)	(13,560)

		$ 15,555	$ 11,994

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended December 31, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2004	2003	2004	2003

Revenue
Sales	$ 6,571	$ -	$ 11,387	$ -

Expenses
Accounting and audit fees	8,163	1,925	9,163	2,528
Bank charges and interest	42	25	73	25
Legal fees	15,935	2,247	17,223	2,847
Registration and filing fees	997	35	997	35
Transfer agent	650	-	650	-
Website design and maintenance	-	-	800	-

	(25,787)	(4,232)	(28,906)	(5,435)

Net loss for the period	$ (19,216)	$ (4,232)	$ (17,519)	$ (5,435)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	3,350,000	3,350,000	3,350,000	3,350,000

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to December 31, 2004

(Stated in US Dollars)

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Deficit	Total
Capital stock issued for cash
- at $0.01	3,350,000	$ 3,350	$ 30,150	$ -	$ 33,500
Net loss for the period	-	-	-	(22,965)	(22,965)

Balance, June 30, 2003	3,350,000	3,350	30,150	(22,965)	10,535

Net loss for the year	-	-	-	(24,095)	(24,095)

Balance, June 30, 2004	3,350,000	3,350	30,150	(47,060)	(13,560)

Net loss for the period	-	-	-	(17,519)	(17,519)

Balance, December 31, 2004	3,350,000	$ 3,350	$ 30,150	$ (64,579)	$ (31,079)

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended December 31, 2004 and 2003

(Stated in US Dollars)

(Unaudited)

	Six months ended December 31,

	2004	2003

Cash flows used in Operating Activities
Net loss for the period	$ (17,519)	$ (5,435)
Adjustments to reconcile net loss to net cash used by operating activities
Accounts receivable	(10,181)	-
Accounts payable and accrued liabilities	(3,894)	(3,174)
Unearned revenue	8,945	-

Cash used in operating activities	(22,649)	(8,609)

Cash flows from Financing Activity
Due to related party	16,029	-

Decrease in cash during the period	(6,620)	(8,609)

Cash, beginning of period	11,994	24,479

Cash, end of period	$ 5,374	$ 15,870

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

While the information presented in the accompanying six months to December 31, 2004 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

Note 2 Continuance of Operations

The Company operates an internet website to provide referral services to construction contractors of various trade.

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2004, the Company has a working capital deficiency of $31,079 and has accumulated losses of $64,579 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 Due to Related Party

The amount due to related party consist of advances from a director of the Company, is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for construction contractor referral services and have only generated limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2004. Our accumulated deficit is $64,579 as of December 31, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

From September 30, 2004 to December31, 2004

For the period from September 30, 2004 to December 31, 2004, we generated limited revenue in the amount of $6,571. This revenue consisted of fees paid to us by individual construction contractors to register as members on our website so they may bid on future renovation and construction projects to be posted on our website. Our operating activities during this period consisted primarily of completing our Internet website to provide construction contract referral services where construction contractors in British Columbia, Canada can obtain leads and bid on renovation and construction projects.

Total operating expenses for the period from September 30, 2004 to December 31, 2004 were $25,787. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from September 30, 2004 to December 31, 2004 were $24,098. Bank charges and other office charges for the period from September 30, 2004 to December 31, 2004 were $42.

Other operating expenses, including website development and marketing expenses for the period from September 30, 2004 to December 31, 2004 were $Nil.

PLAN OF OPERATION

Our primary objective in the next 12 months will be to promote and market the services of our website for construction contractor referrals for the Lower Mainland area of British Columbia at http://www.findcontractoronline.com. In February 2004, we completed construction of our website at http://www.findcontractoronline.com. We have only begun generating limited revenue and our operating activities have used cash resources of approximately $22,494 from September 30, 2004 to the period ending December 31, 2004. The negative cash flow in the amount of $22,494 is attributable to the costs incurred in the set up of our corporate structure, establish bank accounts, pay our audit fees and legal fees, and develop our website http://www.findcontractoronline.com.

In February of 2004, we completed the construction of our website. Interested users can pay for their membership fees online through services provided by PayPal. We have included a hyperlink on our website to allow interested users to pay for their membership fees by providing their credit card information to PayPal, which provides Internet secured payment service to users and e-commerce merchants. According to the online agreement we accepted for the secured online payment service with PayPal, we will pay PayPal 2.9% plus $0.30 for each payment received by PayPal on our behalf.

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

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

  We must continue to market our website and enroll a sufficient number of construction contractors to use our website as a place to obtain and pursue leads for home construction and home improvement projects. We currently have 115 construction contractors signed up as members of our website and we are expecting half of the subscribers to join our online referral services Our directors and officers have contacted a few contractors and subcontractors in the Lower Mainland area of British Columbia to solicit their interests in using our online referral services. Based on his meetings and discussions with these contractors and subcontractors, 35 contractors and subcontractors have signed up to use our website for referral services. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links.
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

Liquidity and Capital Resources

At December 31, 2004, we had $5,374 in cash. We anticipate that our operating expenses will increase as we begin promotion and marketing of the services provided by our website and as we improve our website to include more sophisticate functions for our website. We estimate our expenses in improving and upgrading the functionality of our website to be $1,000 for the next twelve months. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We plan to focus initially on advertising through internet webpage links on the Google search site. Google charges its advertisers $0.10 each time it suggests a link to Google users when the users use a related word to conduct their search. We intend to sign up as a Google advertiser and spend up to $1,000 in the next twelve months so we will get 10,000 link suggestions through Google searches. We also anticipate attending construction contractor meetings and seminars in British Columbia to promote awareness of our website in the next twelve months. The cost of attending seminars averages approximately $500 per seminar. We anticipate that we will attend up to 2 seminars to promote our website in the next twelve months. The costs of these marketing activities in the next twelve months will be approximately $2,000. We anticipate that our audit fees for the next twelve months will be approximately $15,000. We also anticipate that our legal and organization fees for the next twelve months will be $10,000. We anticipate that our bank charges for the next twelve months will be $200. In the opinion of our management, available funds will probably not satisfy our working capital requirements beyond April, 2005. We anticipate that we may need to raise additional capital to continue our operations. If we do not raise additional capital when needed, we may be forced to suspend the service of our website. Such additional capital may be raised through public or private financing as well as borrowing and other sources. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we believe they will contribute their own funds to support the business of our company. There is only an informal verbal agreement among our directors and officers on the further contribution of funds for the operation of our business. When there is a need for liquidity, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each director and officer; the director or officer in a better personal financial condition will contribute more of his own funds to our company. We intend to ask our directors and officers to contribute up to $100,000 of their own funds collectively toward the business operations our company first before we seek financing from other sources.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

In November of 2002, we commenced the construction of our website for our construction contractor referral services. We completed the construction of our website in February of 2004. In the next twelve months, we plan to improve further and upgrade the functionality of our website. Because of the limitation on our capital resources, we have been using our in-house expertise and commercially available licensed technologies in the design and upgrading of our website. In the period from July 15, 2002 to June 30, 2003, the period from June 30, 2003 to June 30, 2004 and the period from June 30, 2004 to September 2004 and the period from September 30 to December 30, 2004, we incurred minimal expenses in research and development. We expect to retain professional assistance from consultants on a few isolated technical matters. We estimate our expenses in improving and upgrading our website to be $1,000 for the next twelve months.

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

Dated: February 7, 2005

MEADOWS SPRINGS, INC.
/s/ Herbert Wong Herbert Treasurer, Chief Financial Officer and Secretary 02/07/2005
/s/ Carl Chow Carl Chow President and Chief Executive Officer 02/07/2005

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

Date: February 7, 2005

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

Date: February 7, 2005

By:	/s/ Herbert Wong Herbert Wong Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Carl Chow, President, Chief Executive Officer and Director of Meadows Springs, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Herbert Wong, Treasurer, Chief Financial Officer, Secretary and Director of Meadows Springs, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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