Form 10QSB
period 2005-03-31
MEADOWS SPRINGS INC
filed 2005-05-16
CIK 1268471

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response: .136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2005

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

Outstanding as of April 30, 2005: 3,350,000 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended March 31, 2005.

MEADOWS SPRINGS, INC.

INTERIM FINANCIAL STATEMENTS

March 31, 2005 and June 30, 2004

(Unaudited)

(Stated in US Dollars)

MEADOWS SPRINGS, INC

INTERIM BALANCE SHEETS

March 31, 2005 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

ASSETS	March 31,	June 30,
	2005	2004
Current
Cash	$ 532	$ 11,994
Accounts receivable	10,181	-

	$ 10,713	$ 11,994

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 15,716	$ 16,951
Due to related party - Note 3	26,210	-
Unearned revenue	10,000	8,603

Total current liabilities	51,926	25,554

STOCKHOLDERS' DEFICIENCY

Capital stock
Authorized:
25,000,000 common shares, par value of $0.001 per share
Issued and outstanding:
3,350,000 common shares (June 30, 2004: 3,350,000)	3,350	3,350
Additional paid-in capital	30,150	30,150
Deficit	(74,713)	(47,060)

	(41,213)	(13,560)

	$ 10,713	$ 11,994

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended March 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004
Revenues
Sales	$ 7,548	$ 192	$ 18,935	$ 192

Expenses
Accounting and audit fees	$ (484)	$ 256	8,679	-
Bank charges and interest	16	-	89	-
Consulting	15,000	-	15,000	-
Legal fees	3,150	1,519	20,373	-
Office and miscellaneous	-	-	-	73
Professional fees	-	-	-	12,998
Registration and filing fees	-	-	997	-
Transfer agent	-	-	650	-
Website design and maintenance	-	625	800	625

	(17,682)	(2,400)	(46,588)	(13,696)

Loss before other item and taxes	(10,134)	(2,208)	(27,653)	(13,504)

Other item
Interest income	-	7	-	20

Net loss for the period	$ (10,134)	$ (2,201)	$ (27,653)	$ (13,484)

Basic and diluted net income (loss) per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	3,350,000	3,350,000	3,350,000	3,350,000

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period from July 15, 2002 (Date of Incorporation) to March 31, 2005

(Stated in US Dollars)

(Unaudited)

	Common Stock			Additional
	Issue price	Number		Paid-In
	per Share	of Shares	Amount	Capital	Deficit	Total

Balance, July 15, 2002		-	$ -	$ -	$ -	$ -
(Date of Incorporation)

Issuance of common stock for cash	$ 0.01	3,350,000	3,350	30,150	-	33,500

Net loss for the period		-	-	-	(22,965)	(22,965)

Balance, June 30, 2003		3,350,000	3,350	30,150	(22,965)	10,535

Net loss for the year		-	-	-	(24,095)	(24,095)

Balance, June 30, 2004		3,350,000	$ 3,350	$ 30,150	$ (47,060)	$ (13,560)

Net income for the period		-	-	-	(27,653)	(27,653)

Balance, March 31, 2005		3,350,000	$ 3,350	$ 30,150	$ (74,713)	$ (41,213)

MEADOWS SPRINGS, INC.

INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2005 and 2004

(Stated in US Dollars)

(Unaudited)

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2005	2004

Cash flows used in operating activities
Net loss for the period	$ (27,653)	$ (13,484)
Changes in non-cash working capital item:
(Increase) decrease in accounts receivable	(10,181)	-
Increase (decrease) in accounts payable and accrued liabilities	(1,235)	(1,234)
Unearned revenue	1,397	-

Net cash used in operating activities	(37,672)	(14,718)

Cash flows from financing activities
Due to related party	26,210	-

Net cash provided by financing activities	26,210	-

Change in cash, for the period	(11,462)	(14,718)

Cash, beginning of the period	11,994	24,479

Cash, end of period	$ 532	$ 9,761

Cash paid during the period for:
Interest	$ -	$ -

Income taxes	$ -	$ -

MEADOWS SPRINGS, INC.

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2005 and June 30, 2004

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Financial Statements

The Company was incorporated on July 15, 2002, under the Laws of the State of Nevada. While the information presented in the accompanying nine months to March 31, 2005 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operation results for the nine months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

Note 2 Continuance of Operations

The Company operates an internet website to provide referral services to construction contractors of various trades.

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2005, the Company has a working capital deficiency of $41,213, has not yet attained profitable operations and has accumulated losses of $74,713 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when the come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 Due to Related Party

The amount due to related party consist of advances from a director of the Company, is unsecured, non-interest bearing and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for construction contractor referral services and have only generated limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2004. Our accumulated deficit is $74713 as of March 31, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

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

From December 31, 2004 to March 31, 2005

For the period from December 31, 2004 to March 31, 2005, we generated limited revenue in the amount of $7548. The revenue consisted of fees paid to us by individual construction contractors to register as members of our website so they may bid on future renovations and construction projects to be posted on our website. Our operating activities during this period consisted primarily of improving our website by adding new features.

Total operating expenses for the period from Deember 31, 2004 to March 31, 2005 were $17682. Out these total expenses, professional fees paid to our independent auditors and legal counsel for the period from December 31, 2004 to March 31, 2005 were $3150. Bank charges and other office charges for the period from December 31, 2004 to March 31, 2005 were $16.

Other operating expenses, including website development and marketing expenses for the period from December 31, 2004 to March 31, 2005 were $15000.

PLAN OF OPERATION

Our primary objective in the next 12 months will be to promote and market the services of our website for construction contractor referrals for the Lower Mainland area of British Columbia at http://www.findcontractoronline.com. In February 2004, we completed construction of our website at http://www.findcontractoronline.com. We have only begun generating limited revenue and our operating activities have used cash resources of approximately $17682 from December 31, 2004 to the period ending March 31, 2005. The negative cash flow in the amount of $17682 is attributable to the costs incurred in the set up of our corporate structure, establish bank accounts, pay our audit fees and legal fees, and develop our website http://www.findcontractoronline.com.

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

Liquidity and Capital Resources

At March 31, 2005, we had $532 in cash. We anticipate that our operating expenses will increase as we begin promotion and marketing of the services provided by our website and as we improve our website to include more sophisticate functions for our website. We estimate our expenses in improving and upgrading the functionality of our website to be $5,000 for the next twelve months. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We plan to focus initially on advertising through internet webpage links on the Google search site. Google charges its advertisers $0.10 each time it suggests a link to Google users when the users use a related word to conduct their search. We intend to sign up as a Google advertiser and spend up to $1,000 in the next twelve months so we will get 10,000 link suggestions through Google searches. We also anticipate attending construction contractor meetings and seminars in British Columbia to promote awareness of our website in the next twelve months. The cost of attending seminars averages approximately $500 per seminar. We anticipate that we will attend up to 2 seminars to promote our website in the next twelve months. The costs of these marketing activities in the next twelve months will be approximately $2,000. We anticipate that our audit fees for the next twelve months will be approximately $15,000. We also anticipate that our legal and organization fees for the next twelve months will be $10,000. We anticipate that our bank charges for the next twelve months will be $200. In the opinion of our management, available funds will probably not satisfy our working capital requirements beyond April, 2005. We anticipate that we may need to raise additional capital to continue our operations. If we do not raise additional capital when needed, we may be forced to suspend the service of our website. Such additional capital may be raised through public or private financing as well as borrowing and other sources. We plan to carry out a private placement in May, 2005 to raise $25,000. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. Our officers and directors have agreed to continue contributing funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, we believe they will contribute their own funds to support the business of our company. There is only an informal verbal agreement among our directors and officers on the further contribution of funds for the operation of our business. When there is a need for liquidity, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each director and officer; the director or officer in a better personal financial condition will contribute more of his own funds to our company. We intend to ask our directors and officers to contribute up to $100,000 of their own funds collectively toward the business operations our company first before we seek financing from other sources.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

In November of 2002, we commenced the construction of our website for our construction contractor referral services. We completed the construction of our website in February of 2004. In the next twelve months, we plan to improve further and upgrade the functionality of our website. Because of the limitation on our capital resources, we have been using our in-house expertise and commercially available licensed technologies in the design and upgrading of our website. In the period from June 30, 2003 to June 30, 2004 and the period from June 30, 2004 to September 2004, the period from September 30 to December 31, 2004 and the period from December 31, 2004 to March 31, 2005, we incurred minimal expenses in research and development. Since January 20, 2005, we are adding some new features to our website, these features include better designed interface, more powerful internal search engine, and forum that users can add comments to a project. We expect to retain professional assistance from consultants on a few isolated technical matters. We estimate our expenses in improving and upgrading our website to be $5,000 for the next twelve months.

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

Dated: May __, 2005

MEADOWS SPRINGS, INC.
/s/ Herbert Wong Herbert Treasurer, Chief Financial Officer and Secretary 05/___/2005
/s/ Carl Chow Carl Chow President and Chief Executive Officer 05/13/2005

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

Date: May 13, 2005
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

Date: May 13, 2005
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