Form 10KSB
period 2005-06-30
MEADOWS SPRINGS INC
filed 2005-09-13
CIK 1268471

APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response.... 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[ ] No[ x ]

The Company's revenues during the year ended June 30, 2005 were $23,242.

The aggregate market value of the voting stock held by non-affiliates of the Company (1,350,000 shares) computed by reference to the price at which the common shares were sold as of June 30, 2005 was approximately $13,500.

Issuers involved in bankruptcy proceedings during the past five years: Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 2005, - 3,350,000 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)

Yes [ ] No [ X ]

PART I

Item 1. Description of Business

Meadows Springs, Inc. was formed as a Nevada corporation on July 15, 2002. Our executive offices are located at Suite 7, 11511 Cambie Road, Richmond, British Columbia V6X 1L6. Our telephone number is (604) 306-0033. Our website, the construction of which has recently been completed, is located at www.findcontractoronline.com.

The primary business of our website is to provide construction contractors with referrals of leads of home construction and home improvement projects. Because of the limitation of our capital resources, we intend to focus on the residential construction industry in the Lower Mainland of British Columbia, Canada. The Lower Mainland region of British Columbia includes the Greater Vancouver area and is bounded by the city of North Vancouver to the north, the city of Chilliwack to the east and the city of White Rock to the south. We define "contractors" as those persons who are active in the construction trades including but not limited to drywall contractors, foundation contractors, plumbing contractors, siding contractors, concrete contractors, heat, vent and air conditioning contractors, tile and stone contractors and roofing contractors. Our approach involves combining traditional professional service referrals and customer service with the cost effective online medium.

Given the in-house resources of larger construction companies, we anticipate the primary market for our referral services will be small construction contractors who employ between 1 and 25 employees.

Since our incorporation on July 15, 2002, we have taken active steps to implement our business plan. In November 2002 we commenced construction of our website located at www.findcontractoronline.com. Throughout the construction of our website we have been constantly researching and refining the model for our contractor referral site. A number of revisions were made to the design of our website while it was under construction. Our officers and directors contacted their connections in the construction industry to obtain feedback on how to improve the website to make it more user friendly. In February 2005 we completed the construction of our website and added the function of allowing interested users to pay for membership fees online. We currently have 82 construction contractors signed up as members of our website. By signing up as members to our website, contractors are able to bid on future renovation and constructions projects which will be posted on our website by homeowners or other contractors.

We have also been trying to market the referral services to be provided by our website through the contacts of our directors and officers in the construction industry in British Columbia. We have been trying to promote the awareness of our website by attending seminars and meetings for construction contractors. We are currently researching the effectiveness of various print media available in British Columbia in order to determine where and when to advertise the referral services provided by our website.

Our Website:

Our website currently has two major sections: one major section will target construction contractors and the other major section will target homeowners who wish to hire contractors to work on their home construction and home improvement projects. For construction contractors, our website currently only allow member contractors to sign in and bid on projects submitted. Currently, our website offers a sign-up web page to allow interested construction contractors to enrol themselves as members to bid on future projects posted on our website. Currently, there are a few home projects enrolled for bidding and we expect more. We anticipate that we will begin receiving submissions of home construction projects for bidding on our website once our website becomes better known to the construction industry and consumers in the Lower Mainland of British Columbia. We expect we will be able to obtain at least three home construction projects for bidding in the next 6 months.

We also plan to upgrade our website to provide the following information to construction contractors:

  Reference materials for contractors including business management information and standardized construction agreements. This feature will be available in December. We intend to obtain information from our independent research and from industry associations such as the British Columbia Construction Association, the Independent Contractors and Business Association of B.C. and the Electrical Contractors Association of B.C. The cost of obtaining this information will be free.

  Educational features will include construction news, classified advertisements, contractor licensing information and marketing research. This feature will be available in December. We intend to obtain information from our independent research as well as from industry associations such as the British Columbia Construction Association, the Independent Contractors and Business Association of B.C. and the Electrical Contractor Association of B.C. The cost of obtaining this information will be free.

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

We intend to provide construction contractors who register as members of our website with notification of projects posted on our website by homeowners or project owners. We intend to provide these notices on a secure, easy-to-use Internet-based platform so that small- to medium-size construction companies and independent construction contractors may obtain and pursue leads for home improvement and home construction projects without incurring expensive marketing costs. By providing theses notices to our members, we also want to encourage our members to bid on projects posted on our website.

The other major section of our website focusses on homeowners and project owners, where our website currently provides a sign-up webpage where homeowners and project owners can submit their home construction or home improvement projects for bid. We plan to upgrade our website to provide the following information to home owners and project owners:

  A contractor finder search engine, which will enable homeowners and project owners to locate a contractor by trade;

  A website where homeowners and project owners can rate a contractor for services provided;

  Resources such as information on how to hire a good contractor, information on home care and prevention; and

  Consumer tips for homeowners and project owners on what to look for in a good contractor and what to do if problems arise.

We believe that our website will attract homeowners and project owners because it offers them a way to obtain free estimates for their projects and to elicit bids from qualified construction contractors. Homeowners and project owners will simply fill out the webpage listing their project data in detail including a project description, trades needed and contact information. After the information is submitted, we will send a notice with the project information to the contractors who have signed up as members of our website. For projects valued over $3,000 we will contact the homeowners or project owners to discuss the details of their projects before we make the referral to contractors who have signed up as members of our website. To attract consumers to our website, we also plan to offer free consumer education information such as what to look for in a good contractor and articles on home care and prevention. The goal for our website is to offer homeowners and project owners the convenience of interactive communication through e-mail with their potential contractors in the bidding process.

Strategy

Our goal is for our website to become a leading Internet destination for both construction contractors and homeowners and project owners in the Lower Mainland of British Columbia by providing a website that allows homeowners and project owners to submit their home construction or home improvement projects for bid and allows construction contractors to receive referral leads on home construction or home improvement projects. In order to achieve our goal, we intend to increase the number of construction contractors using our website by:

  Attending Construction Trade Meetings, Promotional Events and Conferences: We intend to be present at a number of events attended by construction contractors of various trades in order to further expose our referral services. These events will include construction trade meetings and promotional events that are attended by construction contractors, and related seminars and conferences.

  Developing Direct Marketing Programs to Attract Small- to Medium-Sized Construction Contractors: In addition to marketing through construction trade groups and associations, we intend to market directly to smaller construction contractors. Due to the extreme fragmentation of the construction industry in British Columbia, we will seek to enrol contractors by initially concentrating on the Greater Vancouver area. Our marketing will include conducting contractor seminars and the use of online and traditional advertising media such as newspapers and trade publications.

  Promoting the Website Through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our website directly to homeowners and project owners. We believe that by increasing our consumer base we will attract additional construction contractors to use our website as a source for leads to home improvement and home construction projects.

We intend to develop a network of qualified construction contractors who will use our referral services as a source of leads to home construction and home improvement projects. Initially, we hope to include at least three professionals in each special trade area. We will build our network through a direct marketing program and through word of mouth. To ensure that our customers receive high quality service, we will implement a follow-up program to seek feedback from all homeowners and project owners receiving referrals. This follow-up program will be designed to evaluate the customers' experiences with the professional to whom they were referred. We also plan to create a web page where homeowners and project owners can rate the construction contractors on the services they provided. Based on these feedbacks, contractors will be evaluated for ongoing suitability as a referral source.

Recent Construction Boom in the Lower Mainland of British Columbia

Since late 2002, investment in residential construction in British Columbia has increased significantly because of historically low interest rates. In a report by Canada Mortgage and Housing Corporation, it was stated that British Columbia's urban areas added 20,302 housing starts in 2002, up from 15,589 in 2001, for a healthy 29% growth rate. You can obtain a copy of the Canada Mortgage and Housing Corporation report from the website: http://www.cmhc-schl.gc.ca/en/homadoin/maintrst/stda/index.cfm. On September 3, 2003 in an article entitled "Low interest rates propel house construction" the Vancouver Sun newspaper reported that, according to Statistics Canada, the British Columbia housing sector investment for the second quarter of 2003 was $1.9 billion Canadian dollars, compared to $1.5 billion Canadian dollars for the same period in 2002. The vast majority of this investment was spent in the Lower Mainland of British Columbia. The report from Statistics Canada cites historically low mortgage rates and their positive impact on the accessibility of homeownership, a high level of employment and a lack of existing homes available on the resale market as factors that have stimulated the growth in the housing sector investment.

As the residential construction activities became more robust, demand for skilled labor in the Lower Mainland of British Columbia also grew at a fast pace. In an article reported in The Vancouver Sun on August 29, 2003, entitled "Job outlook positive in high-skill trades", it was noted that major shortage of skilled workers is hammering Lower Mainland businesses. Adrienne Warren, a senior economist for Scotiabank in Canada, also stated in a report quoted by The Vancouver Sun in its August 29, 2003 article, that the construction sector is one of several job sectors that currently require more workers, despite a moderate slowdown in Canadian employment growth through 2007. You may obtain a copy of the report entitled "Canada's Evolving Jobs Market " by Adrienne Warren from the website: http://www.scotiabank.com/English/bns_econ/sp052402.pdf.

Because of this increased demand for skilled construction workers and contractors to work on home construction and improvement projects in the Lower Mainland of British Columbia, we believe our construction contractor referral website can assist homeowners and project owners to easily locate skilled construction workers and contractors. Our goal is to have our website become a leading Internet destination for both construction contractors, homeowners and project owners in the Lower Mainland of British Columbia when they are looking for skilled construction contractors or for projects to bid on. We intend to achieve this by allowing homeowners and project owners to submit their home construction or home improvement projects for bids on our website and allow construction contractors to receive lead referrals on home construction or home improvement projects.

We have not conducted any marketing studies to assess whether a potential market exists for our services and whether that market is sustainable given the potential costs of our services. We believe that a market exists for our services and such a market will be sustainable because the construction industry in the Lower Mainland of British Columbia is currently experiencing high demand and rapid growth. We believe this high demand and rapid growth of the construction industry in the Lower Mainland of British Columbia will continue for at least until 2010, when Vancouver hosts the Winter Olympic Games.

Competition

The on-line market for industry-specific businesses, users and advertisers is new and rapidly evolving. Competition for users and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create these industry specific communities are critical mass, functionality, brand recognition, member affinity and loyalty, and a focused approach toward a target market.

We currently know of no other referral service for construction contractors outside of the United States. Sites such as National Contractors.com and Contractors.com provide contractor referral services, mostly in the United States. We may also compete indirectly with Internet directories and search engines such as Yahoo.com, AOL.com, Amazon.com and AltaVista.com. We believe while we currently may have disadvantages in the areas of critical mass of qualified professionals and brand recognition, we will be able to compete with other Internet directories and search engines on the factor of functionality if we can improve our website to include additional functions such as providing free reference information that is useful for construction contractors and homeowners or project owners. We believe that if we include this free reference information on construction contracting, we will attract users to visit our website more frequently and encourage the use of our website as a source for relevant reference information. We believe that this will increase the likelihood that these users will post their home renovation or construction projects for bidding on our website or to register as a member to bid on the future home renovation or construction projects posted on our website. We also believe that our focus on the initial target of the Lower Mainland of British Columbia will give us a competitive advantage over other service providers. Most small- to medium-size construction contractors are only interested in finding leads to projects in their locality. We will initially limit our marketing efforts to construction contractors, homeowners and project owners in the Lower Mainland of British Columbia. We believe our initial focus on the Lower Mainland of British Columbia will assure the participating contractors that we will concentrate on providing them with leads within their geographic areas. We also believe that if these home owners and project owners can log onto a website and receive a referral to a reputable construction contractor in their own geographic area, there will be little incentive for them to go through the hassle of sorting through all of the information generated by Internet directories and search engines.

Virtually all of our existing and potential competitors, including Internet directories and search engines, have longer operating histories in the Internet service referral market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. There can be no assurance that other Internet directories, search engines that offer professional editorial content, commercial online services and sites maintained by Internet Service Providers, will not be perceived by advertisers as having more desirable channels for service referrals.

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

Intellectual Property

Other than registering our domain name "findcontractoronline.com" with the domain registration service offered by MDI Internet Inc. in Vancouver, British Columbia, Canada, and by entering into service agreements containing restrictive covenants with current and prospective technical service providers, we have not taken any active steps to protect our intellectual property rights. Our intellectual property rights include the common law trademark right in our domain name "findcontractoronline.com", which is derived from our use of this domain name in association with our service and copyrights in the design of our website. We do not own any patents and have not filed any patent or trademark applications, as we do not believe that the benefits of these protections outweigh the costs of filing and updating the patent and trademark applications. It may be possible for a third party to copy our website without authorization. In addition, in the future litigation may be necessary to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and the diversion of our resources, and could have a detrimental effect on our business, results of operations and financial conditions.

In addition, in the future litigation may be necessary to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others, which could result in substantial costs and the diversion of our resources and could affect our ability to continue to operate all or portions of our website. If we are unable to operate our website, we will be unable to generate any revenue or cash flow and as a result our business will likely fail.

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

Government Regulations

We are subject to the laws and regulations of those jurisdictions in which we plan to provide our referral services that are generally applicable to the operation of businesses such as a business license requirement, income taxes and payroll taxes. In general, our referral services are not subject to special licensing or other regulatory requirements in those jurisdictions in which we plan to provide our referral services.

Growth Strategy

We will continue to focus on growing http://www.findcontractoronline.com into a website for both construction contractors and homeowners and project owners in the Lower Mainland of British Columbia where homeowners and project owners can submit their home construction or home improvement projects for bids and construction contractors can receive referral leads on home construction or home improvement projects. We currently do not have any plans to engage in a merger or acquisition in the near future.

Employees

As of August 31, 2005, the Company did not have any full-time employees. The Company plans to hire employees when required.

Item 2. Description of Property

Meadows Springs uses office space located at Suite 7, 11511 Cambie Road, Richmond, B.C. V6X 1L6. The Company's director, Mr. Carl Chow, provides these facilities to us at no charge. .

Item 3. Legal Proceedings

The Company is not engaged in any litigation and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market For Common Equity and Related Stockholders Matters

Currently there is no established public trading market for our common stock. We do not have any common stock subject to outstanding options or warrants to purchase and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock can be sold at this time pursuant to Rule 144. We have registered 1,350,000 shares of our common stock under the Securities Act for sale by the selling securities holders (a Form SB-2 with filing number 333-110249 was effective on July 9, 2004). There are current 28 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on July 15, 2002. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" generally refers to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standarized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

Since we have only recently completed construction of our website for construction contractor referral services and have only generated limited revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for the year ended June 30, 2005. Our accumulated deficit is $80,050 as of June 30, 2005. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

RESULTS OF OPERATIONS

Overview - June 30, 2003 to June 30, 2005

From June 30, 2003 to June 30, 2005, we had generated revenues of $24,692. Our operating activities during this period consist primarily of developing our business model and of designing our website for construction contractor referrals for the Lower Mainland area of British Columbia. We commenced the construction of our website at http://www.findcontractoronline.com in November of 2002.

From June 30, 2003 to June 30, 2004

For the period from June 30, 2003 to June 30, 2004, we generated limited revenue in the amount of $1,450. This revenue consisted of fees paid to us by individual construction contractors to register as members on our website so they may bid on future renovation and construction projects to be posted on our website. Our operating activities during this period consisted primarily of completing our Internet website to provide construction contractor referral services where construction contractors in British Columbia Canada can obtain leads and bid on renovation and construction projects. We commenced operation of portions of our website on February 1, 2004.

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

From June 30, 2004 to June 30, 2005

For the period from June 30, 2004 to June 30, 2005, we generated limited revenue in the amount of $23,242. This revenue consisted of fees paid to us by individual construction contractors to register as members on our website so they may bid on future renovation and construction projects to be posted on our website. Our operating activities during this period consisted primarily of marketing and promotion.

Total operating expenses for the period from June 30, 2004 to June 30, 2005 were $56,240. Out of these total expenses, professional fees paid to our independent auditors and legal counsel for the period from June 30, 2004 to June 30, 2005 were $32,915. Bank charges and other office charges for the period from June 30, 2004 to June 30, 2005 were $107.

Other operating expenses, including website development and marketing expenses for the period from June 30, 2004 to June 30, 2005 were $5,800. We expect marketing expense to increase as we have now completed construction of our website and intend to focus on marketing the services of our website in the next few months.

PLAN OF OPERATION

Our primary objective in the next 12 months will be to promote and market the services of our website for construction contractor referrals for the Lower Mainland area of British Columbia at http://www.findcontractoronline.com. We have only recently completed construction of our website. We have only begun generating limited revenue and our operating activities have used cash resources of approximately $32,998 from June 30, 2004 to the period ending June 30, 2005. This negative cash flow is attributable to the costs incurred in the set-up of our corporate structure, establishing bank accounts, paying our audit fees and legal fees, and developing our website.

Since our incorporation on July 15, 2002, we have taken active steps to implement our business plan. In November of 2002, we commenced construction of our website located at www.findcontractor online.com. Throughout the construction of our website, we have been constantly researching and refining the model for our contractor referral site. We made a number of revisions to the design of our website while under construction. Our officers and directors contacted their connections in the construction business to obtain feedback on how to improve the website to make it more user friendly. In February of 2004 we completed the construction of our website. Interested users can now pay for their membership fees online through a hyperlink on our website that allows interested users to provide their credit card information to PayPal, which provides Internet secured payment service to users and e-commerce merchants. According to the online agreement we accepted for the secured online payment service with PayPal, we will pay PayPal 2.9% plus $0.30 for each payment received by PayPal on our behalf.

We anticipate that the primary source of revenue for our business model will be the registration fees we will collect from construction contractors who sign up as members of our website for our services of providing leads for home construction or home improvement projects through our website. Currently the monthly registration fee for our members is $39.99, if a member signs up on a month-to-month basis. We also offer a registration fee at a reduced rate of $31.99 per month if a member signs up with a 6-month commitment. If a member signs up with a 12-month commitment, our registration fee is further reduced to $24.99 per month. Furthermore, while we may also sell advertising space on our website, we do not anticipate our advertising sales to be a significant source of income because we do not intend to vigorously pursue advertising sales.

We intend to establish a network of construction contractors who will use our website for referrals by attending construction trade meetings, promotional events and conferences attended by construction contractors of various trades in order to further expose our referral services. We also intend to directly market to smaller construction contractors by the use of online and traditional advertising media such as newspapers and trade publications. As we have not established a network of construction contractors who will use our website for referrals, there is no assurance that there will be sufficient demand for our referral services to allow us to operate profitably. Moreover, there is substantial uncertainty whether we can convince a sufficient number of construction contractors that the leads and referrals we will provide will be worth the referral fees they will pay us. If we are unsuccessful in creating an awareness of our contractor referral service website among consumers and homeowners and are unable to enrol a sufficient number of construction contractors to use our website, it is unlikely we can operate profitably.

In our management's opinion, we need to achieve the following events or milestones in the next twelve months in order for us to become operational:

  We must continue to market our website and enrol a sufficient number of construction contractors to use our website as a place to obtain and pursue leads for home construction and home improvement projects. We are expecting half of the subscribers to join our online referral services. Our directors and officers have contacted a few contractors and subcontractors in the Lower Mainland area of British Columbia to solicit their interest in using our online referral services. Based on meetings and discussions with these contractors and subcontractors, we believe that some of them will sign up to use our website for referral services. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links.

  We must put into place the necessary infrastructure to support the operation of our contractor referral website. These activities include establishing a system to confirm the earnestness of the project owners who place their home construction or home improvement projects on our website for referral. By "earnestness of the project owners" we mean the intention of the project owners to actually proceed with the projects posted on our website. We want to avoid Internet pranks and users who post construction projects on our website without the intention of having the projects carried out. We intend to confirm the earnestness of the project owners by contacting those persons who submit construction projects to our website for bidding either by telephone or by email. To build the necessary infrastructure to support our operations, we also need to hire and train a team of qualified staff to provide customer services to users of our website and develop relationships with professional service providers such as accountants, small business advisers and lawyers to advise us on improvements to our business operations. Our website is now operational and we expect that we will be able to hire and train at least one employee to provide customer service to the users of our website in the next twelve months.

Furthermore, in our management's opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fees, which consists primarily of accounting and auditing fees for the year-end audit. We estimate that our audit fees for the next twelve months will be approximately $15,000;

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

Liquidity and Capital Resources

At June 30, 2005, we had $514 in cash. We anticipate that our operating expenses will increase as we begin promotion and marketing of the services provided by our website and as we improve our website to include more sophisticated functions. We estimate our expenses in improving and upgrading the functionality of our website to be $1,000 for the next twelve months. We also intend to promote our website through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links. We plan to initially focus on advertising through Internet webpage links on the Google search site. Google charges its advertisers $0.10 each time it suggests a link to Google users when the users use a related word to conduct their search. We intend to sign up as a Google advertiser and spend up to $1,000 in the next twelve months so we will get 10,000 link suggestions through Google searches. We also anticipate attending construction contractor meetings and seminars in British Columbia to promote awareness of our website in the next twelve months. The cost of attending seminars averages approximately $500 per seminar. We anticipate that we will attend up to two seminars to promote our website in the next twelve months. The costs of these marketing activities in the next twelve months will be approximately $2,000. We anticipate that our audit fees for the next twelve months will be approximately $15,000. We also anticipate that our legal and organizational fees for the next twelve months will be $10,000. We anticipate that our bank charges for the next twelve months will be $200.

In the opinion of our management, available funds will not satisfy our working capital requirements right now. Our officers and directors have agreed to contribute funds to pay for our expenses by way of loans if adequate funds are not available. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues. Because our directors and officers feel confident about our business, they will contribute their own funds to support the business of our company. There is only an informal verbal agreement among our directors and officers on the further contribution of funds for the operation of our business. When there is a need for liquidity, the amount of funds to be contributed by our directors and officers will depend on the personal financial condition of each director and officer;. We have asked our directors and officers to collectively contribute up to $100,000 of their own funds toward the Company's business operations before we seek financing from other sources.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Research and Development

In November of 2002, we commenced the construction of our website for our construction contractor referral services. We completed the construction of our website in February of 2004. Over the next twelve months we plan to further improve and upgrade the functionality of our website. Because of the limitation on our capital resources, we have been using our in-house expertise and commercially available licensed technologies in the design and upgrading of our website. During the period from June 30, 2003 to June 30, 2004 and the period from June 30, 2004 to June 30, 2005, we incurred minimal expenses in research and development. We expect to retain professional assistance from consultants on a few isolated technical matters. We estimate our expenses in improving and upgrading our website to be $1,000 for the next twelve months.

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

MEADOWS SPRINGS, INC.

REPORT AND FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Meadows Springs, Inc.

We have audited the accompanying balance sheets of Meadows Springs, Inc. as of June 30, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Meadows Springs, Inc. as of June 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ability to continue as a going concern is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
August 10, 2005	Chartered Accountants

750 West Pender Street, Suite 604 Telephone: 604-689-0188
Vancouver Canada Facsimile: 604-689-9773

MEADOWS SPRINGS, INC.

BALANCE SHEETS
June 30, 2005 and 2004
(Stated in US Dollars)
ASSETS	2005	2004

Current
Cash	$ 514	$ 11,994
	$ 514	$ 11,994
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 16,210	$ 16,951
Due to related party - Note 3	21,678	-
Unearned revenue	9,184	8,603
	47,072	25,554
STOCKHOLDERS' DEFICIENCY
Common stock
Authorized
25,000,000 common shares with a par value of $0.001
Issued
3,350,000 shares (2004: 3,350,000)	3,350	3,350
Additional paid-in capital	30,150	30,150
Deficit	(80,058)	(47,060)
	(46,558)	(13,560)
	$ 514	$ 11,994

Nature and Continuance of Operations - Note 1

MEADOWS SPRINGS, INC.

STATEMENT OF OPERATIONS
for the years ended June 30, 2005 and 2004
(Stated in US Dollars)
	2005	2004
Revenue
Sales	$ 23,242	$ 1,450
Expenses
Accounting and audit fees	10,782	10,257
Bank charges and interest	107	44
Consulting	15,000	-
Legal	22,133	13,754
Registration and filing fees	997	885
Transfer agent	1,421	-
Website design and maintenance	5,800	625
	56,240	25,565
Loss before other item	(32,998)	(24,115)
Other item
Interest income	-	20
Net loss for the year	$ (32,998)	$ (24,095)
Basic and diluted net loss per share	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding	3,350,000	3,350,000

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from July 15, 2002 (Date of Incorporation) to June 30, 2005
(Stated in US Dollars)
	Common share			Additional
	Price per Share	Number of Shares	Amount	Paid-in Capital	Deficit	Total
Balance, July 15, 2002
(Date of Incorporation)		-	$ -	$ -	$ -	$ -
Issuance of common stock for cash	$ 0.01	3,350,000	3,350	30,150	-	33,500
Net loss for the period		-	-	-	(22,965)	(22,965)
Balance, June 30, 2003		3,350,000	3,350	30,150	(22,965)	10,535
Net loss for the year		-	-	-	(24,095)	(24,095)
Balance June 30, 2004		3,350,000	3,350	30,150	(47,060)	(13,560)
Net loss for the year		-	-	-	(32,998)	(32,998)
Balance, June 30, 2005		3,350,000	$ 3,350	$ 30,150	$ (80,058)	$ (46,558)

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

STATEMENTS OF CASH FLOWS
for the years ended June 30, 2005 and 2004
(Stated in US Dollars)
	2005	2004
Cash flows used in Operating Activities
Net loss for the year	$ (32,998)	$ (24,095)
Changes in non-cash working capital items:
Accounts payable and accrued liabilities	(741)	3,007
Unearned revenue	581	8,603
	(33,158)	(12,485)
Cash flows from Financing Activities
Due to related party	21,678	-
	21,678	-
Decrease in cash during the year	(11,480)	(12,485)
Cash, beginning of the year	11,994	24,479
Cash, end of the year	$ 514	$ 11,994
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

MEADOWS SPRINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS
June 30, 2005 and 2004
(Stated in US Dollars)

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on July 15, 2002. The Company operates an internet website to provide referral services to construction contractors of various trades.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2005, the Company has a working capital deficiency of $46,558, has not yet achieved profitable operations and has accumulated losses totalling $80,058 since inception, which raises substantial doubt that the Company will be able to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. The directors and officers of the Company have agreed to contribute up to $100,000 of their own funds, collectively, by way of loans before the Company seeks financing from other sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for the period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

    Financial Instruments

    The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. The carrying value of due to related party also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

    Foreign Currency Translation

The Company's functional currency is Canadian dollars as substantially all of the Company's operations are in Canada. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting No. 52.

Note 2 Significant Accounting Policies - (cont'd)

    Foreign Currency Translation

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

    Basic and Diluted Loss Per Share

    In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

    Revenue Recognition

    The Company generates membership fee revenue from its website which provides referral services to construction contractors of various trades. Membership fees are recognized over the term of the contract as revenue upon signing of the membership agreement and when collection is reasonably assured.

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

    Note 2 Significant Accounting Policies - (cont'd)

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

Note 4 Deferred Tax Assets

The following table summarizes the significant components of the Company's deferred tax assets:

	2005	2004
Non-capital loss carryforward	$ 15,470	$ 7,059
Valuation allowance for deferred tax asset	(15,470)	(7,059)
	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 5 Corporation Income Tax Losses

At June 30, 2005, the Company has accumulated non-capital losses totalling $80,058, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2023. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Segment Information

The Company operates in one reportable segment, being the development of an internet website to provide referral services to construction contractors of various trades, primarily in Canada.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide a segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management's short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act.

Officers and Directors

The following sets forth certain information concerning the present management of the Company:

Name	Age	Position with Company
Carl Chow	35	Director, President and Chief Executive Officer
Herbert Wong	35	Director, Treasurer, Chief Financial Officer and Secretary

Background of Officers and Directors

Carl Chow has been a Director, President and Chief Executive Officer of the Company since July 15, 2002. From 1994 to 1996, Mr. Chow was employed as the general manager of Neway Holding and Trading Co., located in Richmond, British Columbia, Canada. Neway Holding and Trading Co. is a privately held trading company that imports automotive parts and accessories into Canada. As the General Manager of Neway Holdings and Trading Co., Mr. Chow was responsible for the marketing and sales of automotive parts and accessories in Western Canada. From 1996 to 2000, Mr. Chow was an Assistant Manager for Rogers Cable Systems, the largest cable television service provider in Western Canada. His duties and responsibilities included ensuring employee quality control for customer services, resolving and attending to consumer needs and complaints, and training new employees for network operation systems. From 1999 to 2002, Mr. Chow also served as the Secretary, Treasurer, Chief Financial Officer and a director of First Cypress Technologies, Inc. At that time, First Cypress Technologies, Inc. was a development stage company registered under the Securities Exchange Act of 1934. Mr. Chow resigned as an officer and director of First Cypress Technologies, Inc. when First Cypress Technologies, Inc. effected a business combination in 2002 and changed its name to Otish Mountain Diamond Co. From 2000 to present, Mr. Chow served as the Operations Support Supervisor of Shaw Cablesystems. Shaw Cablesystems is the largest cable television service provider in Western Canada. Mr. Chow's duties at Shaw Cablesystems includes ensuring all integrated systems are functioning at an optimal level and backbone support is available. He also supervises, trains and motivates staff to provide high level of customer service. We expect Mr. Chow to spend approximately 10 to 15 hours a week on the business of our company.

Herbert Wong has been a Director, Treasurer, Chief Financial Officer and Secretary of the Company since July 25, 2002. Mr. Wong has been a Duty Manager at the Pan Pacific Hotel in Vancouver, British Columbia since May of 2000. His duties as the Duty Manager include supervising and training staff, resolving guest concerns and liasing with tour group co-ordinators. From 1990 to 2000, Mr. Wong served in various positions at the Parkhill Hotel in Vancouver, British Columbia. He rose from the position of front office staff to Reservation Manager to System Co-Ordinator. He handled the overall responsibility of the reservation system at the Parkhill Hotel. We expect Mr. Wong to spend approximately 10 to 12 hours a week on the business of our company.

Conflicts of Interest

We believe that none of our officers or directors will be subject to conflicts of interest.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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
Suite 7, 11511 Cambie Road
Richmond, B.C. V6X 1L6
Canada

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up company and has realized limited revenue from our business operations. However, we are seeking, to locate a financial expert for our Audit Committee.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the three fiscal years ended June 30, 2005.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen-sation
Carl Chow President & C.E.O.	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. In the future our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended June 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. In the future we may grant to our directors options to purchase shares of common stock as determined by our board of directors, or a compensation committee that may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Change in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

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

(1) Based on 3,350,000 shares of common stock issued and outstanding as of August 17, 2005. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Item 12.  Certain Relationships and Related Transactions

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13. Exhibits
Exhibit No.	Document Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen ordinary share certificate
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*  Incorporated by reference to same exhibit filed with the Company's Registration Statement on Form SB-2 dated November 5, 2003.

Item 14  Principal Accountant Fees and Services

(1) Audit Fee.

The aggregate fees billed by our previous accountant, Dohan and Company, for professional services rendered for the audit of our financial statements filed as part of our Form SB-2 filing and for review of our interim financial statements filed as part of our Form SB-2 filings for the period from July 15, 2002 to March 31, 2004, are $8,400 and $8,150. The aggregate fees of our current accountants, Amisano Hanson, for professional services rendered for the audit of our financial statements filed as part of our 10-KSB and for review of our interim financial statements filed as part of our 10-QSBs for the period from June 30, 2004 to June 30, 2005 are $6,743 and $5,002.

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

(6) Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2005.
MEADOWS SPRINGS, INC. (Registrant) BY: /s/ Carl Chow Carl Chow President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Herbert Wong Herbert Treasurer, Chief Financial Officer and Secretary September 12, 2005
/s/ Carl Chow Carl Chow President and Chief Executive Officer September 12, 2005

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

Date: September 12,, 2005
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

Date: September 12,, 2005
By:	/s/ Herbert Wong Herbert Wong Treasurer, Chief Financial Officer, Secretary and a member of the Board of Directors

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Carl Chow, President, Chief Executive Officer and Director of Meadows Springs, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER AND CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Herbert Wong, Treasurer, Chief Financial Officer, Secretary and Director of Meadows Springs, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended June 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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