Form 10QSB
period 2005-09-30
EARTH BIOFUELS INC
filed 2005-11-23
CIK 1268471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-110249

Earth Biofuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0915825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street, Suite 403

Dallas, TX 75205

(Address of principal executive offices, including zip code)

(214) 389-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of September 30, 2005 there were 24,350,000 shares of the registrant’s common stock outstanding.

EARTH BIOFUELS, INC.

BALANCE SHEET

(UNAUDITED)

September 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$40,257
Trade accounts receivable	62,485
Accounts receivable other	75,406
Due from related party	119,500
Inventory	22,210
Total Current Assets	319,858
Property and equipment, net	359,883
Total Assets	$679,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$269,930
Due to related party	232,558
Property, sales and payroll taxes payable	27,715
Other current liabilities	190
Total Current Liabilities	530,393

Stockholders’ Equity
Common stock, $.001 par value; 25,000,000 shares authorized; and 24,350,000 and 3,350,000 shares issued and outstanding at September 30, 2005 and June 30, 2005 respectively	$24,350
Additional paid-in capital	753,288
Accumulated deficit	(628,290)
Total Stockholders’ Equity	149,348
Total Liabilities and Stockholder’s Equity	$679,741

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Total revenue	392,564	1,065,087

Cost of sales	403,921	958,822
Gross profit (loss)	(11,357)	106,265

Depreciation	877	2,167
Selling, general and administrative	454,417	683,381
Loss from operations before income taxes and minority interest	(466,651)	(579,283)
Income taxes	—	—
Minority interest	3,362	3,362
Net Loss	$(463,289)	$(575,921)

Income (loss) per common share:

Basic and diluted:
Net loss	$(.06)	$(.12)

Weighted average shares:
Basic and diluted	7,458,696	4,734,615

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September, 30, 2005

Cash Flows from Operating Activities:
Net loss	$(575,921)
Non-cash items included in net loss:
Depreciation	2167
Minority interest	(3,362)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(137,891)
Due from related party	(119,500)
Inventory	3,962
Increase (decrease) in:
Accounts payable and accrued expenses	108,237
Due to related party	232,558
Property, sales and payroll taxes payable	27,194
Other current liabilities	190
Net cash used in operating activities	(462,366)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(229,280)
Net cash used in investing activities	(229,280)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	461,000
Proceeds from member investment	260,000
Net cash provided by financing activities	721,000

Net increase in cash	29,354

Cash and cash equivalents
Beginning of year	10,903
End of period	$40,257

Supplemental Cash From Information
Cash paid for income taxes	—
Cash paid for interest	—

See accompanying notes to financial statements.

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company and Purpose – Earth Biofuels, Inc., (formerly Meadows Springs, Inc.) (the Company) was incorporated in the state of Nevada on July 15, 2002.  On September 13, 2005 the Company issued 20,078,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. On October 7, 2005 Earth Biofuels, Inc. (the Mississippi company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005, the domicile of the Company was moved to Delaware by means of a merger of the Company with and into Earth Biofuels, Inc., a Delaware corporation.

The principal business of the Company is the production, marketing, and distribution of alternative fuels, with an emphasis on biodiesel fuel. The Company benefits from federal and local tax credits for producers of biodiesel fuel such as those outlined the U.S. Energy Bill of 2005 and Oklahoma House Bill No. 1398. The Company also benefits from government subsidies for producers of biodiesel fuel.

The primary operating subsidiary, Earth Biofuels Operating, Inc., owns and operates a biodiesel refining/production facility located in Meridian, Mississippi. The subsidiary sells the biodiesel product through wholesale distributors, as well as through direct retail sales at its leased service station in Jackson, Mississippi and its leased truck stop in Grenada, Mississippi (See Subsequent Events – Item 8). The biodiesel fuel product sold to retail customers is a 20% biodiesel blend with 80% regular diesel, known as B20.

Earth Biofuels Operating, Inc. wholly owns a subsidiary, Durant Biofuels, LLC, which is in the process of building a 10 million gallons per year biodiesel manufacturing plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma.

Basis of Presentation - The unaudited condensed consolidated financial statements included herein, include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated. The acquisition of an 80% interest in Earth Biofuels Operating, Inc., on September 13, 2005 was recorded as a reverse acquisition using the purchase method of business combinations.  In a reverse acquisition all accounting history becomes that of the accounting acquirer.  Therefore, all historical information prior to the acquisition is that of Earth Biofuels Operating, Inc. Since Earth Biofuels Operating, Inc. was formed in, but had no activity in, September, 2004, there are no comparative financial statements presented for the three and nine month periods ended September 30, 2005.

The unaudited condensed consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  In management’s opinion, these financial statements include all adjustments necessary to present fairly the financial position of the Company at September 30, 2005 and the results of operations and changes in cash flows for the three and nine month periods ended September 30, 2005. The accounting and reporting policies of the Company conform to generally accepted accounting principles and reflect practices appropriate for its industry.  These policies are summarized below.

Minority interest – Minority interest was recorded for the 20% interest of Earth Biofuels Operating, Inc. on the date of the reverse acquisition.  At September 30, 2005 the cumulative losses applicable to minority interest shareholders exceed the minority's interest in Earth Biofuels Operating, Inc.  As a result the excess loss was charged against the majority interest.

Management’s Estimates and Assumptions – The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable— At September 30, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable Other— The Company has filed Federal excise tax returns, claiming refundable biodiesel mixture tax credits. Such credits, recorded reductions of cost of goods sold in the accompanying financial statements, amounts to $75,406 and $26,762 for the nine months and three months ended September 30, 2005 respectively. As of September 30, 2005, $75,406 is included in accounts receivable other for federal tax subsidies.

Concentration of Credit Risk— Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. The Company places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, investments in marketable equity securities, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

Inventory— Inventories of fuel and merchandise manufactured and purchased for sale are stated at the lower of cost (on a first-in, first-out, moving–average basis) or market. Inventory is divided into raw material, work-in-process and finished goods as follows:

September 30, 2005
Raw material	$15,167
Work-in-process	—
Finished goods	7,043
Total	$22,210

Stock Options and Warrants—The Company has no stock option plan and does not have any warrants that have been authorized or granted at September 30, 2005.

Revenue – The geographic location of Earth Biofuels, Inc.’s customer base is primarily in the Jackson, Mississippi market, although management intends to expand operations throughout the State of Mississippi, and the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers.

Earnings Per Share— Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares outstanding during the year.

Income Taxes— The Company utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability are classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses have been reduced by a corresponding valuation allowance at September 30, 2005, and accordingly, no income tax expense or benefit has been recognized. Net operating loss carryforwards approximating $580,000 expire in the year 2015.

2. GOING CONCERN AND MANAGEMENT PLANS

For the nine months ended September 30, 2005, the Company recorded a net loss of ($575,921). The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel production and distribution operations. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operating requirements.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to capitalize on expansion opportunities as they become available will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to continue operations.

3. PROPERTY AND EQUIPMENT

The Company records property and equipment at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the useful lives of the assets for financial reporting purposes. Expenditures for maintenance and repairs are charged to expense. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Buildings and improvements	7-30	Years
Equipment and Furnishings	5-7	Years

Property, plant and equipment consist of the following:

September 30, 2005
Land	$212,141
Leasehold Improvements	3,216
Construction in progress	108,062
Equipment and furnishings	38,744
362,163
Less accumulated depreciation	(2,280)
$359,883

Depreciation expense for the three and nine months ended September 30, 2005 was $877 and $2,167, respectively.

4. ACQUISITIONS

On September 13, 2005 the Company issued 20,078,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels Operating, Inc., a Mississippi corporation. This transaction was recorded using the purchase method of business combinations as a reverse acquisition.

5. EQUITY TRANSACTIONS

The Company received additional capital investments from Apollo Resources International, Inc. of $50,000 in June, 2005, $85,000 in July, 2005 and $125,000 in August, 2005. These investments were recorded as Additional paid in capital.

On September, 13, 2005 the Company issued 20,078,000 shares of common stock to purchase Earth Biofuels Operating, Inc.

During September, 2005 the Company issued 922,000 shares of its common stock through private placements.  Proceeds of these sales total $461,000 for the three months ended September 30, 2005.

6. LEASES

Earth Biofuels Operating, Inc. leases a retail fuel center/convenience store in Byram, Mississippi under terms of a one-year agreement, beginning November 1, 2004 providing for monthly rentals of $3,000. The agreement is renewable, as mutually agreed by both parties.

Earth Biofuels Operating, Inc. leases a building in Byram, Mississippi from a Shareholder and Director of Earth Biofuels, Inc. under terms of a month to month agreement for $3,834 per month.

Rent expense for the three and nine months ended September 30, 2005 amounted to $20,402 and $47,781 respectively.

7. RELATED PARTY TRANSACTIONS

The Company at September 30, 2005 had receivables for payments made on behalf of related parties totaling $119,500. These payments were made on behalf of Apollo Resources International, Inc.

The Company at September 30, 2005 had payables for payments by the related parties on behalf of the Company totaling $232,558. These included payments by MAC Partners, LP (“MAC”) of $93,500 for advances to the company and $15,356 for payment for financial services performed by Richard D. White prior to his employment by the Company. MAC has a management services agreement with Apollo Resources International, Inc. to provide general administration, human resources, turnkey office and legal services. Earth Biofuels, Inc. uses the services of a MAC employee to perform financial analysis without compensation to MAC. In addition, MAC provided the services of Mr. Richard D. White, the Company’s Chief Financial Officer. Effective October 7, 2005, Mr. White’s services were no longer provided by MAC and he became an employee of the Company.

In addition the Company at September 30, 2005 had payables outstanding to DGMAC, LLC, a limited liability corporation controlled by Dennis McLaughlin, Chairman of the Company, for $70,000 and to R. Bruce Blackwell, director of the Company and minority owner of Earth Biofuels Operating, Inc., for $53,702.

8. SUBSEQUENT EVENTS

Reincorporation merger and resultant changes

On October 7, 2005 the Board of Directors approved the following changes:

The reincorporation merger of the Company which was merged with and into Earth Biofuels, Inc., a Delaware corporation formed for such purposes which resulted in:

•                                          a change of domicile of the Company from the State of Nevada to the State of Delaware;

•                                          the change of the corporate name to “Earth Biofuels, Inc.”;

•                                          the issuance of six (6) shares of common stock of Earth Biofuels, Inc. for one (1) share of common stock (of the former Meadows Springs, Inc.) as of the effective date of the reincorporation;

•                                          the adoption of a new Certificate of Incorporation under the laws of the State of Delaware, pursuant to which the authorized capital stock consist of 250,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of “blank check” preferred stock, par value $0.001 per share;

•                                          the persons serving as executive officers and directors continuing to serve in their same respective positions with Earth Biofuels; and

•                                          the adoption of new By-laws under the laws of the State of Delaware.

The reincorporation was effective November 14, 2005.

Letter of intent re Gulf Coast

On October 11, 2005 Earth Biofuels, Inc. executed a Letter of Intent with Gulf Coast Fuels to purchase a fuel storage terminal in Houston, TX. Earth Biofuels intends to utilize the facility for biodiesel fuel storage and sales to both wholesale and retail customers. Definitive agreements are subject to due diligence and final financing approval for the transaction.

Lease of Truck Stop in Grenada, Mississippi

On October 17, 2005 Earth Biofuels Operating, Inc. leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a director of Earth Biofuels, Inc. The lease has a 5 year term, effective October 17, 2005 and requires lease payments of $10,000 per month. Earth Biofuels Operating, Inc. is responsible for operations and repair and maintenance of the facility.

Letter of intent re Wing Sail

On October 21, 2005, Earth Biofuels, Inc. executed a Letter of Intent to purchase 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive, through a share exchange agreement. Distribution Drive is a distributor of biodiesel fuel and is the only distributor for Willie Nelson’s “BioWillie” biodiesel fuel. Definitive agreements are subject to due diligence and normal closing conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The principal business of the Company is the production, marketing, and distribution of alternative fuels, with an emphasis on biodiesel fuel. The Company benefits from federal and local tax credits for producers of biodiesel fuel such as those outlined the U.S. Energy Bill of 2005. The Company derives its revenue primarily from sales of 100% biodiesel (B-100) to fuel wholesalers who blend it with petroleum diesel and fuel sales and food and beverage sales at the Company’s service station in Byram, Mississippi.

The Company is also focused on raising capital through private placements of its common stock and securing collateralized debt financing essential to providing the capital to expand its business segments.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Revenue Recognition

The geographic location of Earth Biofuels, Inc.’s customer base is primarily in the Jackson, Mississippi market, although management intends to expand operations throughout the State of Mississippi, and the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers.

Business Combinations

Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities’ assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Sales

Net sales for fuel and food and beverage were $392,654 for the quarter ended September 30, 2005.  The operations of the Company’s biodiesel plant in Meridian, Mississippi and its service station/convenience store in Jackson, Mississippi were greatly affected by Hurricane Katrina. The biodiesel plant was spared major equipment or plant damage, but was shut down for most of September for cleanup of the fallen trees caused by the storm. Lack of fuel hindered the sales of products from the service station.

Cost of Sales

Cost of sales was $403,921 consisting of material costs for biodiesel production and cost of fuel, food and beverages, net of $26,762 in federal tax subsidies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $434,417 for the quarter ended September 30, 2005. These costs reflect $106,036 of payroll related expenses and $143,555 for the BIO-BIKE marketing program. The balance of operating expenses was primarily related to professional fees for construction management associated with the Durant Biofuels, LLC facility, legal and accounting services, repair and maintenance and travel.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Sales

Net sales for fuel and food and beverage were $1,065,087 for the nine months ended September 30, 2005.  The operations of the Company’s biodiesel plant in Meridian, Mississippi and its service station/convenience store in Jackson, Mississippi were greatly affected by Hurricane Katrina. The biodiesel plant was spared major equipment or plant damage, but was shut down for most of September for cleanup of the fallen trees caused by the storm. Lack of fuel hindered the sales of products from the service station.

Cost of Sales

Cost of sales was $958,822 consisting of material costs for biodiesel production and cost of fuel, food and beverages, net of $75,406 in Federal Tax Subsidies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $683,381 for the nine months ended September 30, 2005. These costs reflect $223,383 of payroll related expenses and $143,555 for the BIO-BIKE marketing program. The balance of operating expenses was primarily related to professional fees for construction management associated with the Durant Biofuels, LLC facility, legal and accounting services, rent, utilities, repair and maintenance and travel.

Liquidity and Capital Resources

Cash used in operating activities was $462,366 for the nine months ended September 30, 2005.  This use of cash reflects the cash portion of the Company’s net loss for the period as well as increases in accounts receivable both of which were partially offset with increases in accounts payable.

Net cash used in investing activities was $229,280 for the nine months ended September 30, 2005. This use of cash relates mainly to the purchase of land in Durant, OK for a 10,0000,000 gallons per year biodiesel plant and the related site preparation and infrastructure upgrades required prior to installation of the manufacturing equipment and inventory storage tanks.

Net cash provided by financing activities was $721,000 for the nine months ended September 30, 2005. Proceeds from sales of common stock of $461,000 and proceeds from equity contributions by Apollo Resources International, Inc. of $260,000 account for this positive cash flow.

For the nine months ended September 30, 2005, the Company recorded a net loss of ($575,921). The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel production and distribution operations. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, the Company plans to continue to increase the profitability of its operations necessary to support operations.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

The Company’s Liquidity Plan

The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to capitalize on expansion opportunities as they become available will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to continue operations.

Off-Balance Sheet Arrangements

At September 30, 2005 the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Risk Factors

The Company’s revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

The Company’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•              the ability to secure necessary fuel supplies to keep the retail sales facilities functioning;

•              the ability to quickly bring new production capacity on stream;

•              the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases.

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline.

The ability to compete depends on a number of factors outside of the Company’s control, including:

•              the prices at which others offer competitive services, including aggressive price competition and discounting;

•              actions taken by the Federal Government or State Governments to remove subsidies and tax credits associated with the biodiesel business;

•              large swings in the price of oil which will affect the price at which we can purchase fuel supplies;

•              the ability of competitors to undertake more extensive marketing campaigns;

•              the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and

•              the extent of competitors’ responsiveness to customer needs.

The Company may not be able to compete effectively on these or other factors. If the Company is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

The Company must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

Future success will depend upon the Company’s ability to enhance existing products and to introduce new products to meet the requirements of customers in a rapidly developing and evolving market. Present or future products may not satisfy the needs of the market. If the Company is unable to anticipate or respond adequately to its customers’ needs, lost business may result and financial performance will suffer.

The Company is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

The Company’s business consists primarily of the manufacturing, distribution and sale of biodiesel and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. The Company’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm the Company’s financial performance.

The Company’s ability to secure debt and equity financing could have an adverse effect on the Company’s financial health.

The inability to raise debt to fund working capital may:

•              increase the Company’s vulnerability to general adverse economic and industry conditions;

•              limit the Company’s ability to fund future working capital and other general corporate requirements; and

•              limit the Company’s flexibility in planning for, or reacting to, changes in the Company’s business and the industry in which it operates.

There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to it in an amount sufficient to enable it to obtain debt or to fund other liquidity needs.

“Safe Harbor” Statement Under The Private Securities Litigation Reform Act:

With the exception of historical information, the matters discussed in this report are “forward looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934.

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements.  The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements.

Some of these risks might include, but are not limited to, the following:

(a)           volatility or decline of the Company’s stock price;

(b)           potential fluctuation in quarterly results;

(c)           failure of the Company to earn revenues or profits;

(d)           inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)           failure to commercialize its technology or to make sales;

(f)            rapid and significant changes in markets;

(g)           litigation with or legal claims and allegations by outside parties; and

(h)           insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and there exist other risks inherent in the Company’s businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our President (“President”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of fixed assets.  We have improved our controls in an effort to remediate these deficiencies through hiring a CFO and outsourcing the accounting function to a CPA firm.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued 922,000 shares of common stock, at $0.50 per share, via private placement.  The gross proceeds of these sales amounted to $461,000.  The Company is seeking working capital and funds to build its biodiesel plant in Durant, OK and to make additional asset acquisitions. The common stock was sold at $.50 per share.

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K.

Date of Filing	Subject
September 20, 2005	Announcing Securities Purchase Agreement to purchase 80% of Earth Biofuels, Inc, a Mississippi company and departure of directors.
September 27, 2005	Describing principal business and resumes of new directors.
September 29, 20005	Announced changes in directors and election of officer of the Company.
October 19, 2005	Executed letter of intent with Gulf Coast Fuels to purchase a fuel storage terminal in Houston, TX.
October 25, 2005	Executed letter of intent to purchase 100% of the stock of The Wing Sail Company, Inc. dba Distribution Drive through a share exchange agreement.
November 14, 2005	Appoint new auditor of record and accept resignation of prior auditor. Announce changes in management — CFO, company secretary and additional director.

Exhibit.

Exhibit 3.1	Certificate of Incorporation
Exhibit 3.2	Bylaws
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of November, 2005.

Earth Biofuels

/s/ Tommy Johnson

Tommy Johnson
Chief Executive Officer