Form 10KSB
period 2005-12-31
EARTH BIOFUELS INC
filed 2006-04-17
CIK 1268471

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 333-110249

Earth Biofuels, Inc.

(Exact name of registrant as specified in its charter)

Delaware	71-0915825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Knox Street,	75205
Suite 403, Dallas, Texas	(Zip Code)
(Address of principal executive offices)

(214) 389-9800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒/No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).
Yes  ☐No  ☒

As of December 31, 2005 the registrant reported revenue of $1,943,534.

As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,486,812 based on the OTC Bulletin Board closing price of $2.63.

As of April 14, 2006, there were 179,893,270 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

PART III

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
Signatures

Index to Financial Statements

PART I

ITEM 1. Business.

History of the Company

Earth Biofuels, Inc. (“Earth” or “the Company”) is a Delaware corporation, headquartered in Dallas, Texas. The principal business of the Company is the production of pure biodiesel fuel (B100) and the distribution of petroleum/biodiesel blended fuel (B20) for sale through the Company’s network of wholesale and retail outlets. The Company utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. The Company maintains an Internet website at www.earthbiofuels.net.

Earth was originally incorporated as Meadow Springs, Inc., in the state of Nevada on July 15, 2002.  Through a reverse merger, effective October 7, 2005, the Company acquired an 80% ownership interest in Earth Biofuels, Inc. (a Mississippi company currently named Earth Biofuels Operating Inc. (“EBO”)) and relinquished an 80% ownership interest to Apollo Resources International, Inc. (“Apollo”), a Utah corporation. As a consequence, the Company is a subsidiary of Apollo Resources International, Inc. Effective November 14, 2005, the Company moved its domicile from Nevada and was reincorporated in Delaware.

EBO, the Company’s primary operating subsidiary, owns and operates a biodiesel production plant located in Meridian, Mississippi. EBO wholly owns a subsidiary, Durant Biofuels, LLC, established in Oklahoma on September 7, 2005, for the purpose of owning a 10 mmgy (million gallons per year) capacity biodiesel production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma.

On November 29, 2005, the Company executed a stock purchase agreement to acquire 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). This transaction was closed on February 28, 2006. Earth designated November 29, 2005 as the acquisition date for accounting purposes as this was the date management took control of the assets and operations of Distribution Drive. In consideration for the sale to the Company of all of the outstanding shares of Distribution Drive, the Company issued 6,667,800 restricted shares of its common stock to the owner, who subsequently became an employee of Earth. The acquisition provides an immediate distribution vehicle for Earth’s biodiesel fuel to retail customers in the states of Texas, Oklahoma, Louisiana and Mississippi, and secures the rights to supply B100 (pure biodiesel) to be blended as “BioWillie” brand B20 biodiesel fuel. Since the date of the Distribution Drive acquisition, an agreement has been signed with Biodiesel Ventures, LP (which is affiliated with Willie Nelson) that provides Earth Biofuels the exclusive use of the brand name “BioWillie”. Since November 9, 2005, Willie Nelson has served on the Earth Board of Directors.

History of the Biodiesel Industry

The Energy Policy Act of 1992 (EPAct) was passed by Congress to increase compliance with amendments to the Clean Air Act of 1990, the Pollution Prevention Act of 1990, and to reduce the nation’s dependence on imported petroleum. The EPAct requires over 75% of new vehicle purchases by certain federal state and alternative fuel provider fleets to be alternative fueled vehicles (AFVs). Compliance with the EPAct is met by credits awarded for acquisition of AFVs. Alternative fuel includes ethanol (85%), natural gas fuels and B20 (biodiesel fuel containing at least 80 % petroleum diesel fuel and 20 % biodiesel.)

The Energy Conservation and Reauthorization Act of 1998 was amended to allow credit for B20 use, instead of purchasing an AFV, effective January 2001. The American Jobs Creation Act of 2004, Public Law 108-357, made changes affecting fuel tax credits and refunds. The Act allows the biodiesel mixture credit (blender’s credit) to be taken against any fuel tax liability:  a $1.00 per gallon credit for virgin agri biodiesel (made from virgin vegetable oils); and a $0.50 per gallon credit for biodiesel made from previously used vegetable oils or animal fats. The credits are available to the particular company that actually blends B100 with diesel fuel.

On August 8, 2005, President Bush signed the EPAct of 2005, further encouraging energy compliance through incentives, including offering credits for the purchase of hybrid vehicles and a 30% credit to fueling stations for the cost of installing AFV refueling equipment, resulting in increased access to the general public through retail pumps throughout the country.

In response to the EPAct, the U.S. Department of Energy developed the Clean Cities program. Since its inception in 1993, Clean Cities has grown to almost 90 coalitions and 4,800 stakeholders across the country, put close to 1 million AFVs on the road, and displaced approximately 1 billion gallons of gasoline. In 2004 alone, the Clean Cities program displaced 237 million gallons of gasoline through the use of alternative fuels, AFVs, idle reduction technologies, fuel economy measures, and hybrid vehicles.

Biofuel

Energy policy changes promoting biodiesel use and production have created significant B20 use by government and alternative fuel provider fleets. Today, B20 is the most common and fastest growing biodiesel blend in the United States, because the overall emission benefits outweigh conventional diesel as an alternative fuel. While diesel engines are about 30% more efficient than gasoline engines, biodiesel further enhances the advantages of diesel by reducing emissions of hydrocarbons by 20% and carbon monoxide and particulate emissions by 12%. Additionally, biodiesel reduces vehicle sulfur emissions on average by 20%, plus biodiesel is nontoxic and biodegradable.

Pure biodiesel fuel contains no petroleum, is derived from many kinds of seed and vegetable oils (commonly referred to as feedstock) produced in the United States, and can be directly blended with fossil fuel (or petroleum) diesel. When blended with petroleum diesel, the fuel can be readily used in diesel-powered vehicles, with no mechanical alterations to the engines. Equally significant, the use of biodiesel requires no modification to the existing diesel fuel delivery infrastructure. The exhaust from a vehicle that is switched to a biodiesel mixture immediately produces cleaner, healthier emissions. Biodiesel is the only alternative fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211 (B) of the Clean Air Act.

In Europe, diesels account for 40% of the passenger car market. Increasing fuel prices, the introduction of ultra-low sulfur diesel, new emissions technology and recent regulations (see Industry/Regulation) are making passenger diesel vehicles more attractive to customers, in turn leading to more diesel option offerings by auto manufacturers.

More than 600 filling stations in the U.S. currently make biodiesel available to the public, and 1,500 petroleum distributors carry it nationwide. Hundreds of U.S. fleets, representing over 25,000 vehicles for commercial, government, military, utility, municipalities and transit use, currently run on biodiesel blends nationwide. Biodiesel blends are also used increasingly in the farming, mining and marine industries, as well as in heating oil and electrical generation applications.

The domestic biodiesel market has experienced exponential growth over the past five years, rising from 2 mmgy in year 2000 to more than 50 mmgy in 2005, making biodiesel the fastest growing alternative fuel in the United States. This pace is expected to continue, according to the National Biodiesel Board, to the point where output (biodiesel production) is estimated to reach 2 billion gallons in 2010. (This is compared with annual petroleum diesel consumption, projected at 76 million gallons.)   The result is a market size of roughly $650 million/year. Current demand potential is estimated at 1.7 billion gallons per year which, if met, would account for 5.5% of U.S. vehicle/on-highway consumption.

Quality Standards

ASTM (American Society of Testing and Materials) International is a consensus-based standards group, comprised of engine and fuel injection equipment companies, fuel producers, and fuel users whose standards are recognized in the United States by most government entities, including states with the responsibility of insuring fuel quality. The specification recognized by the U.S. EPA for biodiesel (B100) that is used as a blend stock (to make B20 and other blends) is ASTM D6751-03. The specification for B20 diesel fuel is ASTM D 975. Specifications are not dependent on the particular feedstock oil used to produce the biodiesel or the specific process employed, allowing for a more diverse supply source of feedstock.

The biodiesel industry developed a voluntary quality control program, named BQ9000, to ensure that biodiesel is produced and distributed according to ASTM specifications. BQ9000 is managed by the National Biodiesel Accreditation Commission, an independent organization. Fuel supplied by either “Accredited Producers” or “Certified Distributors” meets all applicable standards for sale and use in the United States. Certified Distributors must purchase B100 from Accredited Producers or conduct fuel quality testing on all biodiesel purchased from non-Accredited Producers.

Strategy

Biodiesel is gaining more widespread public awareness and acceptance. The Company is ideally positioned to capitalize on the growing demand for alternative and renewable fuels in the domestic market. The business is currently focused in the southern region of the United States, including Texas, Oklahoma, Tennessee, Mississippi, Arkansas, Louisiana, Georgia, South Carolina, and Florida. The core strategy follows a hub-and-spoke business model, in which production facilities will be strategically located to supply B100 fuel stock for blending at B20 fueling terminals that are located within a 100 mile radius. Production plants may also be strategically located for access to local feedstock supply, to allow for minimized shipping costs.

Country music legend Willie Nelson is actively promoting the “BioWillie” brand of biodiesel through a company in which he holds an ownership interest, in exchange for royalties. Willie became interested in biodiesel because of his involvement with FarmAid and his concerns about the environment. “BioWillie” is the first biodiesel brand marketed in Texas. Rights to “BioWillie” provide a vehicle to increase brand awareness and distinguish it from other commodity biodiesel fuel blends.

The Company’s ultimate goal is to promote “BioWillie” as the leading brand of biodiesel in the Southern region of the United States and to proceed with expansion nationwide. The Company’s planned expansion program includes the building or acquiring of additional biodiesel production facilities. The Company’s operations are currently concentrated in the South, where the Company is able to manage its supply chain to meet demand, allowing the Company to properly gauge regional market conditions before embarking on a nationwide sales campaign.

Production

Earth will continue to seek out every opportunity to expand its production and develop its position in the biodiesel market by strategically locating production plants in untapped markets, and on sites with ready access to a supply of feedstock and that allow for reduced transportation costs.

Meridian, Mississippi

The primary operating subsidiary, EBO, owns and operates a biodiesel production plant located in Meridian, Mississippi. The subsidiary sells B100 to wholesale distributors, as a blend stock sold as B20, through direct retail sales at its Company-leased service station in Byram, Mississippi and truck stop in Grenada, Mississippi.

Durant, Oklahoma

EBO owns a subsidiary, Durant Biofuels, LLC, which houses a 10 mmgy capacity biodiesel production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma. The facility is strategically located off Interstate 75, approximately 95 miles north of Dallas, Texas, and will have the ability to serve the commercial and retail markets of Dallas/Ft. Worth. In addition, the plant is located in an area that allows for the inbound supply of feedstock by local farmers and the outbound transportation of biodiesel fuel via an on-location railroad spur.

Houston, Texas

In Houston, Texas, Earth has plans to convert a refinery adjacent to an oil terminal facility into a 14 mmgy capacity biodiesel production plant in 2006. The facility is strategically located in a high demand area that follows compliance with the Clean City program.

Greenville, Mississippi

The Company plans to build a 10 mmgy capacity biodiesel refinery in Greenville, Mississippi adjacent to a one million gallon bulk storage facility. The Company’s plans call for the plant to be strategically located on the Mississippi River, which minimizes inbound and outbound transportation costs. The plant’s proposed location will also minimize feedstock supply costs through access to local soybean farmers.

The Company is actively involved in efforts to raise additional funds through private offerings to finance the necessary acquisitions and capital expenditures, and to increase working capital.

Distribution

The Company’s distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point where petroleum diesel meets 100 % biodiesel, and obtaining exclusive agreements with terminal chains throughout the United States. The Company has entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas.

Competition

Fully integrated major oil/chemical companies have substantially greater access to resources necessary to successfully enter the emerging market of alternative fuels. These companies may be able to pay more for plants, terminals and other biodiesel industry infrastructure, as well as basic feedstock, than the Company’s financial or human resources permit. In addition, major oil/chemical companies have the capacity to produce significant quantities of biodiesel.

Biodiesel Sellers

In terms of retail distribution, the number of pump locations selling biodiesel and biodiesel blends, as of July 2005, exceeded 1,000 nationwide. The heaviest concentration is in the Midwest due to the high concentration of soybean farming and, hence, biodiesel production. The Company’s operating region, the South, is largely untapped, accounting for less than two % of total biodiesel pumps in the U.S.

Ethanol as a Substitute

The dominant alternative fuel, ethanol, which is derived from corn, is many years ahead of biodiesel in terms of industry growth and government support. This makes sense, since 98 % of the cars in the U.S. can run on gasoline-ethanol blends. As clean diesel automobiles become more accepted, though (as a result of their superior efficiency and reliability and the availability of blended biodiesel fuel), the two alternative fuels will compete for market share. The Company considers biodiesel to be a superior fuel, with the long-term potential to meet or exceed ethanol production and consumption in the U.S.

Importation

With significantly lower labor costs, developing nations in Asia and South America can produce biodiesel much more cost effectively than here in the United States. This is primarily due to the lower cost of growing (farming) the feedstock. Current federal laws, however, place high tariffs on imported agriculture-based fuels, rendering them economically unviable. With strong support at the federal level for domestic farming and agriculture, the Company anticipates no changes in these laws in the near future.

Sources of Raw Materials

The primary material necessary for the production of biodiesel fuel is feedstock. Feedstocks for biodiesel production include a wide variety of fat, oil, or grease sources. Feedstocks are generally categorized as virgin (fats and oils that have not been previously used) or recycled (fats, oils and grease products that have been used for another purpose). Virgin feedstock may come from either plants (e.g., soy, canola, palm, corn, etc.) or animal sources (e.g., hogs, cattle, poultry, or fish).

Soy oil is among the lowest priced of the domestically produced (U.S.) virgin vegetable oils and is produced in the largest volume. The size and nature of the soy oil market makes it a feedstock with the best potential to expand. Soybean demand and prices may be driven by either the meal and/or the oil components. Although it is usually the meal demand that drives production and crushing, oil does drive the market from time to time.

Since access to raw materials is essential to the Company’s success, Earth Biofuels plans to enter into long-term co-op agreements with farmers for soy and canola feedstock oils in regions where it operates. If successful in so doing, such agreements would function to manage prices and guarantee that supplies are sufficient to keep up with rising demand.

Dependence on Key Suppliers

As a producer and distributor of biodiesel fuel, the Company is not currently dependent on any single supplier.

Property Rights

Effective February 28, 2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr. Miquel J. Dabdoub. A professor from the University of São Paulo in Brazil, Dr. Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr. Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. The technology focuses on production methods, modes of efficiency, and quality control.

With the acquisition of Distribution Drive, Earth has acquired exclusive rights to market and distribute blended biodiesel fuel “BioWillie,” the first biodiesel brand marketed in the state of Texas. “BioWillie” is a biodiesel product promoted by country music legend Willie Nelson. Willie became interested in biodiesel because of his involvement with FarmAid and his concerns about the environment. Since November 9, 2005, Willie Nelson has served on the Earth Board of Directors.

Environmental Matters

Production of biodiesel is subject to various federal and state environmental protection and occupational health and safety laws and regulations, not limited to, but including the Environmental Protection Agency Clean Air Act and Clean Water Act. We incur costs (as part of our normal operating expenses) to be in compliance with these regulations. We have not incurred any unusual or significant costs and, based on current laws and regulations, we do not expect to incur any unusual or significant costs to remain in compliance.

Research & Development

Production of B100 biodiesel fuel is a simple process and does not require proprietary techniques or knowledge. Differentiation of the product occurs when the product is blended with diesel fuel at terminals, to produce a quality B20 biodiesel fuel that meets ASTM specifications, as discussed above. The Company plans to continue researching and implementing technology that focuses on producing and blending the highest quality B20 biodiesel fuel.

Employees

At March 31, 2006, the Company had a total of 28 full-time employees. The Company’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. The Company considers its employee relations to be good.

Reports to Security Holders

The Company is required to file reports with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. The Company routinely files certain reports to the SEC. These forms include:

Form 10-KSB	Annual Report
Form 10-QSB	Quarterly Report
Form 8-K	Current Reports

The public may read and copy any materials filed to the SEC by the Company at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings to the SEC are submitted electronically and can be accessed via the SEC’s website (http://www.sec.gov) free of charge shortly after the Company has filed the referenced reports.

ITEM 2. Properties.

Office Facilities - The Company has been provided approximately 2,500 square feet of office space at its principal executive office, located at 3001 Knox Street, Suite 403, Dallas, Texas 75205, under a management services contract with the current lessee of the property. The Company believes these facilities are adequate for its current needs.

Operations

The primary operating subsidiary, EBO, owns and operates a biodiesel production plant located in Meridian, Mississippi and is in the process of constructing a 10 mmgy capacity biodiesel production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma. The facility is scheduled for completion the second quarter of 2006.

EBO leases land and a building for a retail fuel center/convenience store and an office building in Byram, Mississippi, under terms of month-to-month agreements providing for monthly payments of $3,734 and $3,000, respectively. The properties are leased from R. Bruce Blackwell, a shareholder and director of the Company.

On October 17, 2005 EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and director of the Company. The lease agreement is for a 5 year term and provides for monthly payments of $6,940. EBO is responsible for operations and repair and maintenance of the facility.

ITEM 3. Legal Proceedings.

The Company may become subject to various claims and other legal matters in the course of conducting its business. No material claims are currently pending; however, no assurances can be given that future claims, if any, will not be material.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Registrant’s Common Equity

The Company’s common stock is traded on the OTCBB under the symbol EBOF. The stock prices set forth below represent the highest and lowest sales prices per share of the Company’s common stock as reported by the OTCBB. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2005	$1.20	$.35
September 30, 2005	$.92	$.24

Holders of Record

As of March 31, 2006, there were approximately 43 holders of record of the Company’s common stock.

Dividends

The Company has paid no cash dividends on its common stock.

Securities Authorized for Issuance under Equity Compensation Plans - None

Description of Securities

Common Stock - As of March 31, 2006, the Company had 194,386,285 shares of its common stock issued and outstanding and 250,000,000 shares authorized. Common stock holders have full voting rights.

Change in Securities and Use of Proceeds

During the year ending December 31, 2005, the Company issued a total of 251,036 shares of common stock at various prices, via private placement, totaling $109,800.  During the year ending December 31, 2005, a total of 15,240,000 shares were issued for services at a value of $9,231,500. 15,000,000 shares were issued to directors as compensation and 240,000 shares were issued to third parties for consulting services at a value of $9,090,000 and $141,500, respectively. 146,100,000 shares were issued in connection with the reverse acquisition of the Company on September 13, 2005. Proceeds from the issuance of securities were used to fund acquisitions and operations.

ITEM 6. Management’s Discussion and Analysis.

Overview

The principal business of the Company is the production of pure biodiesel fuel (B100) and the distribution of petroleum/biodiesel blended fuel (B20, etc.) for sale through the Company’s network of wholesale and retail outlets. The Company utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel.

Recent Developments

On February 28, 2006, the Company finalized the acquisition of all of the outstanding shares of Distribution Drive. On March 31, 2006, the Company finalized an agreement with Biodiesel Venture, LP for the exclusive distribution of the Company’s biodiesel product under the “BioWillie” trademarked brand name. The owners of Biodiesel Venture, LP include Mr. Willie Nelson, who has provided his namesake in support of increasing public awareness of the biodiesel fuel industry.

On March 31, 2006, the Company entered into a Merger Agreement (the “Agreement”) with Southern Bio Fuels, Inc. (“Southern Bio Fuels”) and certain other parties affiliated with Southern Bio Fuels. Pursuant to the Agreement, Southern Bio Fuels merged (the “Merger”) with and into the Company, with the Company being the surviving corporation. The Agreement provided for consideration to the sole stockholder of Southern Bio Fuels in the form of $2,200,000 in cash and 2,933,333 restricted shares of the Company’s common stock. The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by Apollo Resources International, Inc., the Company’s majority shareholder. The Merger was effective upon the acceptance by the Delaware Secretary of State of the filing of a certificate of merger. Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a director of the Company. The merger with Southern Bio Fuels provided biodiesel production equipment including tanks, reactors and pumps that were subsequently moved to the Durant, Oklahoma site to construct a fully-operational biodiesel refinery.

On April 3, 2006, Distribution Drive, a wholly owned subsidiary of the Company, opened a new biodiesel blending facility located at the Motiva Enterprises terminal in Dallas, Texas. A 30,000 gallon tank and blending equipment was installed under an exclusive pilot agreement between Distribution Drive and Motiva. Tanker trucks can now load biodiesel fully blended with petrodiesel at the Motiva Enterprises terminal in Dallas, which will reduce transportation costs normally associated with the distribution of biodiesel blends. As fuel tank trucks fill at the loading rack, the specialized blending equipment reliably blends pure (B100) biodiesel with petrodiesel supplied from Motiva’s diesel storage tanks. Motiva is believed to be the first major terminal operator to provide such a service.

Terminal blending is a time- and mileage-saving breakthrough for fuel trucks that would otherwise have to make two stops, one to pick up biodiesel and one to pick up petrodiesel. Terminal blending ensures the correct blending of the products and eliminates “splash blending” in which the two products are loaded at different locations and mixed in the truck. Terminal blending will provide a consistently high-quality, finished product.

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

Revenue Recognition - The geographic location of Earth Biofuels, Inc.’s customer base is primarily in the Dallas, Texas market, although management intends to expand operations throughout the State of Mississippi, and the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. Earth records revenue from federal incentive programs related to the production of biodiesel when the company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Business Combinations - Business combinations are accounted for using the purchase method. Under the purchase method the Company reports the acquired entities’ assets and liabilities at fair market value. Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill. If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination. If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain.

Results of Operations for the Fiscal Year Ended 2005

Due to Earth operations beginning September 7, 2004 (Inception), fiscal 2004 operations compared to fiscal 2005 are not meaningful. As a result, only 2005 results will be discussed.

Sales - Net sales for biodiesel fuel were $1,825,299 for 2005.

Energy Production Credits – Revenues from federal incentive programs related to the production of biodiesel were $118,235 for 2005.

Cost of Sales – Cost of sales were $1,858,992 for 2005 and consisted of material costs for biodiesel production and cost of fuel, food and beverages.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $1,401,234 for 2005. These costs reflect $328,651 of payroll expenses, $265,071 of professional fees, $51,900 of travel expenses and $755,612 of operating expenses.

Share-based Compensation - During 2005, share-based compensation consisted of $9,090,000 charged to compensation expense for 15,000,000 immediately vested shares granted to each member of the Board of Directors for services rendered. The company also issued 240,000 shares for consulting services. The shares were valued at $141,500, with $43,000 charged to consulting expense and the remaining $98,500 recognized as deferred compensation to be amortized over the remaining service period.

Liquidity and Capital Resources

Cash used by operating activities was $914,938 for 2005.  The cash portion of the Company’s losses incurred from cash operations and increase in accounts receivable were offset by increases in accounts payable.

Net cash used in investing activities was $609,392 for 2005. Purchases of property, plant and equipment totaled $443,773. This use of cash relates mainly to the purchase of land in Durant, Oklahoma for a 10 mmgy capacity biodiesel plant and the related site preparation and infrastructure upgrades required prior to installation of the manufacturing equipment and inventory storage tanks. In addition, a deposit in the amount of $251,104 was made for the lease of the Grenada truck stop.

Net cash provided by financing activities was $1,595,520 for 2005. Proceeds from sale of common stock of $109,800, proceeds from member contributions prior to incorporation of $260,000, and proceeds from short-term loans by related parties of $1,225,720 were received.

For 2005, the Company recorded a net loss of $10,453,572. The Company’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel production and distribution operations. The Company has also continued to raise capital through a variety of private securities offerings of its common stock.

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

The Company’s Liquidity Plan - The Company’s need to raise additional equity or debt financing and the Company’s ability to generate cash flow from operations sufficient to capitalize on expansion opportunities as they become available will depend on its future performance and the Company’s ability to successfully raise capital and implement business and growth strategies. The Company’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond the Company’s control. If future cash flows and capital resources are insufficient to meet the Company’s debt obligations and commitments, the Company may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that the Company is unable to do so, the Company may be left without sufficient liquidity and it may not be able to continue operations.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Earth during fiscal year 2006.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At December 31, 2005, the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

•                  the fluctuating prices of production feedstocks;

•                  the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases;

The market in which the Company competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline;

The ability to compete depends on a number of factors outside of the Company’s control, including:

•                  the prices at which others offer competitive services, including aggressive price competition and discounting;

•                  actions taken by the Federal Government or State Governments to remove subsidies and tax credits associated with the biodiesel business;

•                  large swings in the price of oil which will affect the price at which the Company can purchase fuel supplies;

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

The Company’s business consists of the production, marketing, distribution and sale of biodiesel fuel through the Company’s network of wholesale and retail outlets and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. The Company’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm the Company’s financial performance.

The Company’s ability to secure debt and equity financing could have an adverse effect on the Company’s financial health.

The inability to raise capital to fund working capital needs may:

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

Forward Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements that are subject to various risks and uncertainties. In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements.  The presentation of future aspects of the Company’s business found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to certain events, circumstances, assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by the Company in those statements. Some of these risks might include, but are not limited to, the following:

•              volatility or decline of the Company’s stock price;

•              potential fluctuation in quarterly results;

•              ability of the Company to earn revenues or profits;

•              sufficiency of revenues to cover operating costs;

•              availability and cost of raw materials;

•              any impact of competition, competitive products, and pricing;

•                                          adequacy of capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

•              ability to commercialize its technology or to make sales;

•              overall expected growth in the alternative fuels industry;

•              changes in interest rates and capital market conditions;

•              changes in laws and other regulatory actions;

•              acquisitions of business enterprises, including the ability to integrate acquired businesses effectively;

•              litigation with or legal claims and allegations by outside parties; and

•                                          other assumptions described in this report, as well as other reports filed with the United States Securities and Exchange Commission, underlying such forward-looking statements.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

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

ITEM 7. Financial Statements.

See Index to Financial Statements on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of the Company’s President and the Company’s Chief Financial Officer (“CFO”). Based upon that evaluation, the President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of fixed assets, as well as valuation and recording of share-based compensation.  We have improved our controls in an effort to remediate these deficiencies through hiring a CFO.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

The Company is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to the Company’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

Under the internal control reporting provisions of the Exchange Act, management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in the Company’s Form 10-KSB filing.

There were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. Directors and Executive Officers of the Registrant.

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December 31, 2005:

Name	Age	Position	Dates Served
Dennis McLaughlin	40	Chief Executive Officer, Chairman	February 17, 2006 and September 13, 2005 to date, respectively
Darren Miles	47	Chief Financial Officer	February 17, 2006 to date
Tommy Johnson	40	Director	September 13, 2005 to date
Bruce Blackwell	58	Director	September 29, 2005 to date
Morgan Freeman	68	Director	September 29, 2005 to date
Bill Luckett	58	Director	September 29, 2005 to date
Willie Nelson	71	Director	November 9, 2005 to date
Kit Chambers	41	Corporate Secretary	November 8, 2005 to date

Dennis McLaughlin, Chairman and CEO of the Company, has served as CEO and Chairman of Apollo Resources International, Inc. (a publicly traded company) since October of 2004.  He was CEO of Blue Wireless & Data, Inc. (a publicly traded company) from June 2004 through April 2005, and continues as Chairman from June 2004 to the present.  He was CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) from September, 2003 to January 2005.  Mr. McLaughlin founded MAC Partners, LP in January 2002.  Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001.  He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001.  Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991.  Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Darren Miles, Chief Financial Officer of the Company, brings over 20 years of experience in corporate finance, mergers and acquisitions, and investment banking to the Company. Prior to joining the Company, Mr. Miles consulted for GVC Financial Services, LLC for 3 years.  Prior to that, Mr. Miles was a Director in a middle market investment banking firm specialized in recapitalizations, acquisitions, sales, and capital market funds sourcing.  Mr. Miles also served as Director for Lewis Hollingsworth LP, a private equity fund where he directed turn-around efforts for portfolio companies while focusing on deal origination, structure, and negotiations.  From September 2001 to August 2002, Mr. Miles also served as CEO of Fresh America Corporation (a publicly traded company). Darren holds his B.S. in accounting from Murray State University.

Tommy Johnson, Director and formerly CEO of the Company, has served as CEO of the Company’s Mississippi-based subsidiary since January 2004, where he led the acquisition of the Company’s biodiesel refinery and biodiesel refueling station.  Mr. Johnson created and marketed a retail brand of a biodiesel fuel product and established wholesale distribution agreements.  Mr. Johnson is also a member of the Board of Directors for the National Biodiesel Board, and is President of Apollo Alternative Fuels Company LLC, a wholly owned subsidiary of Apollo Resources International, Inc.  Mr. Johnson has a strong background in sales and marketing and currently oversees the branding, marketing and sales of the range of alternative fuels products encompassed by Apollo Alternative Fuels Company LLC.  Mr. Johnson has extensive experience in biodiesel fuels, government programs related to alternative fuels, and expertise in bringing alternative fuel products to market.  Mr. Johnson also has over nine years of experience in the automotive industry, primarily in dealership management for Chrysler and Chevrolet.  Mr. Johnson received a B.B.A. from the University of Texas in 1988.

Bruce Blackwell, Director, attended college at the University of Southern Mississippi before receiving his doctorate of Oriental Medicine. In 1989, he was installed as the President of Blackwell Chevrolet, Blackwell Dodge, and Blackwell Imports, a family owned automobile dealership and one of the largest in the south, located in Jackson, Mississippi.  Mr. Blackwell held the position of president for the family business until December 2003, when the Blackwell family sold its position in the dealerships.  Mr. Blackwell now lives in northern California and southern Oregon, where he is an avid supporter of alternative energy. Co-founding Earth Biofuels was Mr. Blackwell’s first commercial foray into the alternative energy industry. He sponsors extensive research into other sources, including methanol production and geothermal energy applications, as well as development of biodiesel plant building and applications of its use in industry.

Morgan Freeman, Director, a popular actor, has grown into one of the most respected figures in modern US cinema. Mr. Freeman attended Los Angeles Community College before serving several years in the US Air Force as a radar installation technician between 1955 and 1959.  Mr. Freeman has appeared in TV shows and feature films since 1971, and has won myriad accolades for his performances.  Among his most notable works are Driving Miss Daisy (1989), Glory (1989), The Shawshank Redemption (1994), Amistad (1997), Along Came a Spider (2001), and Million Dollar Baby (2004). Freeman’s on-screen performances are universally regarded as world-class. In addition to his film work, Mr. Freeman has been cast to narrate or host dozens of first-rate television specials covering topics from the American Civil War, the American Film Institute, blues music, the White House, and many commemorative events involving the US film industry.  In addition to his work on screen, Mr. Freeman is a multi-engine instrument airplane pilot, avid sailor and co-owns the renowned restaurant Madidi, with Bill Luckett, located in Clarksdale, Mississippi. Also with Mr. Luckett, he owns the Ground Zero Blues Club, a restaurant/live music venue located on Blues Alley next to the Delta Blues Museum.

William O. “Bill” Luckett, Director, Jr. is a native of Clarksdale, Mississippi. He received a Bachelor of Arts degree in American government and graduated on the Dean’s List. For his military service, his basic training was conducted at Fort Jackson, South Carolina, where he was recognized as the top trainee of his 10,000-member brigade. He eventually served as a commissioned officer in the Mississippi National Guard, during which his last duty was commanding an engineering unit in Charleston, Mississippi.  A 1973 graduate of the University of Mississippi Law School, he practices with Luckett Tyner Law Firm, P.A. in Clarksdale, Mississippi, and Rossie, Luckett & Ridder, P.C. in Memphis, Tennessee. He serves as the senior litigator in both firms, specializing in trying lawsuits primarily in federal and state courts of Mississippi and Tennessee. In 2001, his Memphis firm was recognized by Wal Mart Stores, Inc. as their most winning law firm in America.  Mr. Luckett also serves as the 2005 honorary co-chair for the Mississippi Heritage Trust. He is co-owner with actor Morgan Freeman of Madidi, a nationally known fine dining establishment in Clarksdale, and Ground Zero Blues Club, a restaurant/live music venue located on Blues Alley next to the Delta Blues Museum.  He serves on the Executive Council of the Association of Defense Trial Attorneys, the Board of Directors of the Mississippi Hospitality & Restaurant Association, the North Mississippi Advisory Board for the Union Planters/Regions Bank, the Clarksdale Beautification Committee, the Clarksdale-Coahoma County Planning Commission and the Clarksdale-Coahoma County Airport Board. He holds a Lifetime Membership in the NAACP and serves as the Lifetime Membership Chairman of the Coahoma County branch. Luckett is also President of River View Land Company that has extensive hunting and fishing area holdings in western Coahoma County, Mississippi.

Willie Nelson, Director, was born April 30, 1933, in the tiny farming community of Abbott, Texas.  After high school, Nelson served briefly in the Air Force and then spent some time as a student at Baylor University.  Beginning in the mid-’50s, he worked as a disc jockey in Texas and Washington, played in honky-tonks and continued refining his skills as a songwriter.  In 1960, he moved to Nashville and signed as a songwriter with Pamper Music.  He joined Liberty Records as a composer in 1962, his first major label deal.  In 1961, Faron Young scored a No. 1 with Nelson’s “Four Walls.” Later that year, Patsy Cline hit it big with “Crazy,” and Billy Walker did moderately well with “Funny How Time Slips Away.”  Nelson’s second single for Liberty, “Touch Me” in 1962, took him to No. 7, and that would remain his chart high point for the next 13 years.  He recorded for RCA from 1965 until 1972, then moved to Atlantic Records.  Dissatisfied with his pace as a recording artist, he returned to Texas, where he became a focal point of Austin’s emerging progressive country music scene.  In 1975, Nelson began a fruitful association with Columbia Records that would last into the ‘90s.  His first album for Columbia, Red Headed Stranger, proved its appeal when one of its songs, “Blue Eyes Crying in the Rain,” went No. 1.  Nelson’s outsider mystique gained a name in 1976 with the release on RCA Records of Wanted: The Outlaws, a compilation of tracks cut by Nelson, Waylon Jennings, Jessi Colter and Tompall Glaser.  In 1979, Nelson made his first foray into movies with The Electric Horseman, which gave him some wonderfully funny scenes with Robert Redford.  He followed with Honeysuckle Rose (1980), in which he was the star — and which introduced the song that would become his theme, “On the Road Again.”   Subsequent films include Thief (1981), Barbarosa (1982), The Songwriter (1984), Where the Hell’s That Gold?!!? (1985), The Last Days of Frank & Jesse James (1986), Red Headed Stranger (1987), Once Upon a Texas Train (1988), Dust to Dust (1994), Gone Fishin’ (1997), Wag the Dog (1997), Outlaw Justice (1999), The Journeyman (2001) and The Big Bounce (2004).  Nelson established himself as a champion for the family farmer with his annual Farm Aid concerts, and his Fourth of July Picnics have for the past quarter century served as a rite of musical passage in Texas.

Christopher “Kit” Chambers, Secretary, has served as Secretary and as a Director of Apollo Resources International, Inc. since October of 2004.  He served as Chief Operating Officer and Secretary for Ocean Resources, Inc., a US public company engaged in deep-ocean salvage of commodity metals from 2003 to 2005.  He is currently Corporate Secretary and a Member of the Board of Directors for Blue Wireless & Data, Inc., a U.S public company engaged in the sales and distribution of wireless-broadband internet service.  Prior to these positions he co-founded MAC Partners, LP, a technology merchant bank, in 2002.  From 1999 to 2001 he was employed by Aurion Technologies, LLC, as Vice President of Operations, then as Vice President of Sales Engineering.  From 1994 to 1998, Mr. Chambers was Vice President for Software Development with Aurora Natural Gas, LP.  From 1998 through 2004, he worked as an independent consultant in the film/video industry in Dallas, Texas.  Mr. Chambers received a B.A. degree from the University of Oklahoma in 1989.

Directors Compensation - Directors who are also officers of the Company receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

SECTION 16(a) REPORTING

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to the Company copies of such reports. Based solely on the review of copies of the forms received, the Company believes that, with the exception of the items noted below, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely.

Mr. Johnson did not make a timely filing of Form 3 and a Form 4. These filings have been made.

Mr. Luckett did not make a timely filing of two Form 4 filings. These filings have been made.

Mr. McLaughlin did not make timely filing of Form 3 and several Form 4 filings. These filings have been made.

Code of Ethics - As of December 31, 2004 the Company had not yet adopted a formal code of ethics governing its executive officers and directors, primarily due to timing constraints involving the recent management change and assembling a new Board of Directors. Management plans to address this issue with its Board of Directors at an upcoming Board meeting.

ITEM 10. Executive Compensation.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Tommy Johnson, CEO	2005	48,875	-0-	-0-	-0-	-0-	-0-

Richard White, (former CFO)	2005	40,833	-0-	-0-	-0-	-0-	-0-

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 14, 2006, by (1) each director and named executive officer of the Company, (2) all officers and directors of the Company as a group, and (3) all persons who are known by the Company to be beneficial owners of 5% or more of the Company’s outstanding common stock.

Title of Class	Name and Address	Number of Shares (1)	% of Class
Common Stock	Dennis McLaughlin, CEO and Chairman	1,500,000	*
Common Stock	Officers and Directors as a Group (4 persons)	15,000,000	7.7%
Common Stock	Apollo Resources International, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	151,632,000	78.0%

* Indicates less than 1%.

ITEM 12. Certain Relationships and Related Transactions.

At December 31, 2005, the Company had payables related to payments by the following related parties on behalf of the Company totaling $1,442,569, as follows:

Apollo International Resources, Inc.	$753,438
R. Bruce Blackwell	142,303
DGMAC, LLC	159,104
MAC Partners, LP	185,875
Colin Bell	153,210
Peter Bell	48,639
Total	$1,442,569

Apollo International Resources, Inc. is the majority stockholder of the Company; DGMAC, LLC, is a limited liability corporation controlled by Dennis McLaughlin, Chairman of the Company; R. Bruce Blackwell, is a director of the Company and minority owner of Earth Biofuels Operating, Inc.; Peter Bell is the former owner of Distribution Drive and an employee of Earth; and Colin Bell is Peter Bell’s brother.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

Exhibit Number	Description

3.01	Certificate of Incorporation (filed as Exhibit 3.1 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
3.02	Bylaws(filed as Exhibit 3.2 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
10.1

Merger Agreement dated March 31, 2006 by and among Earth Biofuels, Inc., Southern Bio Fuels, Inc. and certain affiliates of Southern Bio Fuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed April 10, 2006 and incorporated herein by reference)

10.2

Stock Purchase Agreement dated October 1, 2005 by and between The Wing Sail Company and Earth Biofuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed December 14, 2005 and incorporated herein by reference)

10.3	Closing Letter Agreement dated February 28, 2006 (filed as Exhibit 10.1 to the Report on Form 8K/A filed March 3, 2006and incorporated herein by reference)
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

Reports on Form 8-K for the quarter ending December 31, 2005:

Date of Filing	Subject
September 20, 2005	Announcing Securities Purchase Agreement to purchase 80% of Earth Biofuels, Inc., a Mississippi company and departure of directors.
September 27, 2005	Describing principal business and resumes of new directors.
September 29, 2005	Announced changes in directors and election of officer of the Company.
October 19, 2005	Executed letter of intent with Gulf Coast Fuels to purchase a fuel storage terminal in Houston, Texas.
October 25, 2005	Executed letter of intent to purchase 100% of the stock of The Wing Sail Company, Inc. dba Distribution Drive through a share exchange agreement.
November 14, 2005	Appoint new auditor of record and accept resignation of prior auditor. Announce changes in management — CFO, company secretary and additional director.

ITEM 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed us for the fiscal year ended 2005 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was $44,504.

Tax Fees: none

All Other Fees: none

The Company’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit year 2005. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 14, 2006.

Earth Biofuels, Inc.

By:	/s/ DENNIS G. MCLAUGHLIN, III
Dennis G. McLaughlin, III
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dennis G. McLaughlin, III such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB/A and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III	Chief Executive Officer and Chairman (Principal Executive Officer)	April 14 , 2006
Dennis G. McLaughlin, III

/s/ DARREN MILES	Chief Financial Officer (Principal Financial Officer and Principal	April 14, 2006
Darren Miles	Accounting Officer)

/s/ TOMMY JOHNSON	Director	April 14, 2006
Tommy Johnson

/s/ BRUCE BLACKWELL	Director	April 14, 2006
Bruce Blackwell

/s/ BILL LUCKETT	Director	April 14, 2006
Bill Luckett

FORM 10-KSB—ITEM 7

Earth Biofuels, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Earth Biofuels, Inc. are included in response to Item 7:

Report of Independent Registered Public Accounting Firm
Balance Sheet as of December 31, 2005
Statements of Operations for the fiscal year ended December 31, 2005 and for the period from September 7, 2004 (inception) to December 31, 2004
Statements of Stockholders’ Deficit for the fiscal year ended December 31, 2005 and for the period from September 7, 2004 (inception) to December 31, 2004
Statements of Cash Flows for the fiscal year ended December 31, 2005 and for the period from September 7, 2004 (inception) to December 31, 2004
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Earth Biofuels, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Earth Biofuels, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2005 and for the period from September 7, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from September 7, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative cash flows from operations and has accumulated a deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

April 3, 2006

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$82,093
Accounts receivable – trade, net	253,376
Accounts receivable – tax credits	374,381
Inventory	131,391
Prepaid expenses and other current assets	40,401
Total Current Assets	881,642
Property and equipment, net	455,419
Goodwill	3,981,280
Other assets	261,384
Total Assets	$5,579,725
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$763,215
Shares payable	4,210,248
Payables to related parties	1,442,569
Property, sales and payroll taxes payable	12,643
Other current liabilities	98,021
Total Current Liabilities	6,526,696

Stockholders’ Deficit
Preferred stock, $.001 par value, 15,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 250,000,000 shares authorized, 161,591,036 shares issued and outstanding	161,591
Additional paid-in capital	9,499,709
Deferred compensation	(98,500)
Accumulated deficit	(10,509,771)
Total Stockholders’ Deficit	(946,971)
Total Liabilities and Stockholders’ Deficit	$5,579,725

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period From September 7, 2004 (Inception) to December 31, 2004
Sales revenues	$1,825,299	$74,774
Energy production credits	118,235	—
Total revenues	1,943,534	74,774

Cost of sales	1,858,992	83,617
Gross profit (loss)	84,542	(8,843)

Share-based compensation expense	9,133,000	—
Depreciation	4,752	113
Selling, general and administrative	1,401,234	47,243
Total operating expenses	10,538,986	47,356

Other income	872	—

Net loss	$(10,453,572)	$(56,199)

Income (loss) per common share:

Basic and diluted:
Net loss	$(0.07)	$—

Weighted-average shares:
Basic and diluted	147,383,165	146,100,000

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Members’ Capital	Prefered Stock	Common Stock Shares	Common Stock	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Totals
Balance September 7, 2004 (inception)	$—	$—	—	$—	$—	$—	$—	$—
Members’ Contribution	60,000	—	—	—	—	—	—	60,000
Net loss	—	—	—	—	—	—	(56,199)	(56,199)
Balance December 31, 2004	$60,000	$—	—	$—	$—	$—	$(56,199)	$3,801
Members contributions	260,000	—	—	—	—	—	—	260,000
Recapitalization	(320,000)	—	146,100,000	146,100	$173,900	—	—	—
Shares issued for cash	—	—	251,036	251	109,549	—	—	109,800
Shares issued for services	—	—	15,240,000	15,240	9,216,260	(98,500)	—	9,133,000
Net loss	—	—	—	—	—	—	(10,453,572)	(10,453,572)
Balance December 31, 2005	$—	$—	161,591,036	$161,591	$9,499,709	$(98,500)	$(10,509,771)	$(946,971)

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period Ended September 7, 2004 (Inception) to December 31, 2004
OPERATING ACTIVITIES:
Net income (loss)	$(10,453,572)	$(56,199)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	4,752	113
Bad debt	50,633	—
Share-based compensation	9,133,000	—
Changes in assets and liabilities:
Decrease in accounts receivable	25,571	—
Increase in tax credits receivable	(74,181)	—
Increase in other assets	(2,230)	—
Increase in inventory	(98,141)	(26,172)
Increase in accounts payable and accrued expenses	400,944	—
Increase in accrued liabilities	98,021	45,468
Increase in taxes payable	265	521
Net cash used by operating activities	(914,938)	(36,269)

INVESTING ACTIVITIES:
Payments for deposits	(251,104)	—
Cash acquired on acquisition	85,485	—
Purchase of land	(218,004)	—
Purchase of buildings and equipment	(225,769)	(12,828)
Net cash used in investing activities	(609,392)	(12,828)

FINANCING ACTIVITIES:
Proceeds from member contributions	260,000	60,000
Proceeds from issuance of stock	109,800	—
Proceeds from payables to related parties	1,225,720	—
Net cash provided by financing activities	1,595,520	60,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,190	10,903

CASH AND CASH EQUIVALENTS—Beginning of year	10,903	—
CASH AND CASH EQUIVALENTS—End of year	$82,093	$10,903

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-Cash Investing Activity:
Value of shares payable to acquire Distribution Drive	$4,210,248	$—

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background – Earth Biofuels, Inc., (formerly Meadows Springs, Inc.) (“Earth”) was incorporated in the state of Nevada on July 15, 2002. On September 13, 2005, Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. On October 7, 2005 Earth Biofuels, Inc. (the Mississippi company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005, the domicile of the Company was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation.

Nature of Operations - The principal business of Earth is the production, supply and distribution of pure biodiesel fuel (B100) for sale directly to wholesalers to be used as a blend stock to make B20, a petroleum diesel-based alternative fuel. The company utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel.

Basis of Presentation –The consolidated financial statements include the accounts of Earth Biofuels, Inc, Earth Biofuels Operating, Inc., (“EBO”) which is the main operating subsidiary and its whole owned subsidiary Durant Biofuels, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Earth was previously in the development stage. The year ended December 31, 2005 is the first year during which Earth is considered an operating company and is no longer in the development stage.

Minority interest - Minority interest was recorded for the 20% interest of Earth Biofuels Operating, Inc. on the date of the recapitalization.  At December 31, 2005 the cumulative losses applicable to minority interest shareholders exceed the minority’s interest in Earth Biofuels Operating, Inc.  As a result the excess loss was charged against the majority interest.

Use of Estimates - The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Earth reviews all significant estimates affecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance.

Cash and Cash Equivalents - Earth considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable - Earth uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

At December 31, 2005, the amounts carried in accounts receivable were considered by management to be collectible in full.

Accounts Receivable –Tax Credits - Earth has filed federal excise tax returns, claiming refundable biodiesel mixture tax credits. Such credits amount to $374,381.

Concentration of Credit Risk - Financial instruments which potentially subject Earth to concentrations of credit risk consist principally of accounts receivable and temporary cash investments.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  Earth controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses. Earth places its temporary cash investments with quality financial institutions and, by policy, limits the amount of credit exposure with any one financial instrument.

Goodwill - Earth accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized, but is reviewed annually for impairment.

Fair Market Value of Financial Instruments - The estimated fair value of cash and cash equivalents, accounts receivable, investments in marketable equity securities, accounts payable, accrued expenses and other liabilities approximate their carrying amounts in the financial statements.

Inventory - Inventories of fuel purchased and manufactured are stated at the lower of cost (on a first-in, first-out, moving–average basis) or market. Inventories for merchandise purchased for sale are stated at the lower of cost (on a first-in, first-out, moving–average basis) or market. At December 31, 2005, the merchandise inventory value was $48,989. Fuel inventory is divided into raw material, work-in-process and finished goods as follows:

December 31, 2005
Biodiesel inventory	$82,402
Work-in-process	—
Finished goods	—
Total	$82,402

Property, Plant and Equipment - Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation on equipment is provided in amounts sufficient to relate the cost of the assets to operations over their estimated service lives ranging from three to thirty-one years using the straight-line method.

Major repairs or replacements of property, plant and equipment are capitalized. Maintenance repairs and minor replacements are charged to operations as incurred. Property, plant and equipment retirements are removed from the records at their cost and related accumulated depreciation and any resulting gain or loss is included in operations.

Impairment of Long-Lived Assets – In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Earth assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset,  including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Stock Options and Warrants - Earth has no stock option plan and does not have any warrants that have been authorized or granted at December 31, 2005.

Revenue - Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. Earth records revenue from federal incentive programs related to the production of biodiesel when the company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Shipping and Handling Costs - Freight and transport costs are included as a component of cost of goods sold.

Earnings Per Share - Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. For the year ended December 31, 2005 and for the period from Inception to December 31, 2004, Earth had no dilutive potential common shares.

Income Taxes - Earth utilizes the liability method for accounting for income taxes.  The liability method accounts for deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to differences between financial statement amounts and tax bases of assets and liabilities.  The resulting deferred income tax liabilities are adjusted to reflect changes in tax laws and rates.  Temporary differences consist of the difference in financial statement and income tax bases for accounting for start-up and organizational costs.  Deferred income taxes related to an asset or liability is classified as current or non-current based on the classification of the related asset or liability.  Deferred tax assets related to losses have been reduced by a corresponding valuation allowance at December 31, 2005, and accordingly, no income tax expense or benefit has been recognized.

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, ”Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed.  Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of Earth during fiscal year 2006.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

2. GOING CONCERN AND MANAGEMENT PLANS

As shown in the accompanying financial statements, Earth incurred losses from operations and had negative cash flows from operations during fiscal 2005 and fiscal 2004. Earth’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel production and distribution operations. Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, Earth plans to continue to increase the profitability of its operations necessary to support operating requirements. There can be no assurance that any of management’s plans as described above will be successfully implemented or that Earth will continue as a going concern.

3. PROPERTY AND EQUIPMENT

Earth records property and equipment at cost. Expenditures for maintenance and repairs are charged to expense. Earth records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets as follows:

Buildings and improvements	7-30	Years
Equipment and Furnishings	5-7	Years

Property, plant and equipment consist of the following:

December 31, 2005
Land	$218,004
Leasehold Improvements	3,215
Buildings	167,545
Equipment and autos	72,814
Less accumulated depreciation	(6,159)
$455,419

4. SHARES PAYABLE

As of December 31, 2005, Earth had an obligation to issue 6,667,800 shares valued at $4,210,248 to complete the stock purchase agreement to acquire 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). See Note 7. The shares were issued on February 28, 2006.

5. SHARE-BASED COMPENSATION

During 2005, Earth issued 15,000,000 shares to Directors for services. Accordingly, Earth recorded the shares at fair market value totaling $9,090,000. Earth also issued 240,000 shares for consulting services. The shares were recorded at fair value totaling $141,500 with $43,000 charged to consulting expense and the remaining $98,500 recognized as deferred compensation to be amortized over the remaining service period.

6. RECAPITALIZATION

On September 13, 2005 Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels Operating, Inc., a Mississippi corporation. With the acquisition, Apollo owns approximately 88% of the issued and outstanding shares of Earth.

This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Earth Biofuels Operating, Inc. will be treated as the “acquiring” company for financial reporting purposes.

7. PURCHASE OF DISTRIBUTION DRIVE, INC.

On November 29, 2005, Earth executed a stock purchase agreement to acquire 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). This transaction was closed on February 28, 2006. In consideration for the sale to Earth of all of the outstanding shares of Distribution Drive, Earth issued 6,667,800 restricted shares of its common stock, valued at market of $4,210,248. The primary reason for this acquisition was to obtain an immediate distribution vehicle for Earth’s biodiesel fuel. Earth designated November 29, 2005 as the acquisition date for accounting purposes as this was the date management took control of the assets and operations of Distribution Drive. The following table summarizes the preliminary fair values assigned of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$723,234
Property and equipment	1,942
Goodwill	3,981,280
Other assets, net	47,560
Total assets	4,754,016
Less:
Total liabilities	543,768
Total purchase price	$4,210,248

The excess of the purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill, none of which is expected to be deductible for tax purposes. This purchase price allocation is preliminary and subject to change based on the completion of a third party appraisal.

The following pro forma information assumes the acquisition of Distribution Drive occurred as of January 1, 2005 and January 1, 2004, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

Year Ended December 31, 2005

	Earth Biofuels, Inc.	Distribution Drive	Pro Forma Adjustments	Pro Forma as Adjusted

Total revenues	$1,943,534	$4,045,740	$—	$5,989,274
Cost of sales	1,858,992	3,728,655	—	5,587,647
Gross profit	84,542	317,085	—	401,627

Shared based compensation expense	9,133,000	—	—	9,133,000
Depreciation and amortization	4,752	647	—	5,399
Selling, general and administrative	1,401,234	106,119	—	1,507,353

Other income	872	—	—	872

Net income (loss)	$(10,453,572)	$210,319	$—	$(10,243,253)

Basic and diluted:
Net loss				$(0.07)

Weighted-average shares:
Basic and diluted				147,383,165

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

Year Ended December 31, 2004

	Earth Biofuels, Inc. for the Period From September 7, 2004 (Inception) to December 31, 2004	Distribution Drive YearEnded December 31, 2004	Pro Forma Adjustments	Pro Forma as Adjusted

Total revenues	$74,774	$215,874	$—	$290,648
Cost of sales	83,617	177,168	—	260,785
Gross profit	(8,843)	38,706	—	29,863

Depreciation and amortization	113	647	—	760
Selling, general and administrative	47,243	26,028	—	73,271
Operating income (loss)	(56,199)	12,031	—	(44,168)

Other income (expense)	—	6,162	—	6,162

Net income (loss)	$(56,199)	$18,193	$—	$(38,006)

Basic and diluted:
Net loss				$—

Weighted-average shares:
Basic and diluted				146,100,000

8. LEASES

EBO leases land and a building for a retail fuel center/convenience store and an office building in Byram, Mississippi, under terms of month-to-month agreements providing for monthly payments of $3,734 and $3,000, respectively. The properties are leased from R. Bruce Blackwell, a shareholder and Director of Earth.

On October 17, 2005, EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and Director of Earth. The lease agreement provides for monthly payments of $6,940 over a five year term. EBO is responsible for operations and repair and maintenance of the facility.

Minimum lease payments for the next five years are as follows:  $83,280 for 2006; $83,280 for 2007; $83,280 for 2008; $83,280 for 2009 and $76,340 for 2010.

Rent expense for the year ended December 31, 2005 amounted to $78,724.

9. COMMON STOCK

During the year ending December 31, 2005, the Company issued a total of 251,036 shares of common stock at various prices. The gross proceeds of these sales amounted to $109,800.  During the year ending December 31, 2005, a total of 15,240,000 shares were issued for services valued at $9,231,500. 15,000,000 shares were issued to directors as compensation and 240,000 shares were issued to third parties for consulting services at a value of $9,090,000 and $141,500, respectively. 146,100,000 shares were issued in connection with the reverse merger of the Company on September 13, 2005. Proceeds from the issuance of securities were used to fund acquisitions and operations.

On November 14, 2005, the Board of Directors of Earth approved a six-for-one stock split of the company’s common stock. All share information is presented on a post-split basis.

10. RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company had payables to the following related parties on behalf of the Company totaling $1,442,569, as follows:

Apollo International Resources, Inc.	$753,438
R. Bruce Blackwell	142,303
DGMAC, LLC	159,104
MAC Partners, LP	185,875
Colin Bell	153,210
Peter Bell	48,639
Total	$1,442,569

Apollo International Resources, Inc. is the majority stockholder of the Company; DGMAC, LLC, is a limited liability corporation controlled by Dennis McLaughlin, Chairman of the Company; R. Bruce Blackwell, is a director of the Company and minority owner of Earth Biofuels Operating, Inc.; Peter Bell is the former owner of Distribution Drive and an employee of Earth; and Colin Bell is Peter Bell’s brother.

Amounts advanced from related parties were used to fund operations and investments of the Company. All related party payables are classified as current due to management’s intent to pay the amounts owed during fiscal 2006.

11. INCOME TAXES

Earth incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,326,138 at December 31, 2005, and will expire in the years 2024 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets	$450,887
Valuation allowance	(450,887)

Net deferred taxes	$—

12. SUBSEQUENT EVENTS

On February 28, 2006, Earth issued 6,667,800 shares for the acquisition of Distribution Drive.

On March 31, 2006, Earth entered into a Merger Agreement (the “Agreement”) to acquire Southern Bio Fuels, Inc. (“Southern Bio Fuels”). The Agreement provided for consideration to the sole stockholder of Southern Bio Fuels in the form of $2,200,000 in cash and 2,933,333 restricted shares of Earth’s common stock. A portion of the cash consideration was provided by Apollo Resources International, Inc., Earth’s majority parent company. Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a director of Earth.

On March 31, 2006, Earth finalized an agreement with Biodiesel Venture, LP for the exclusive distribution of Earth’s biodiesel product under the “BioWillie” trademarked brand name. The owners of Biodiesel Venture, LP include Mr. Willie Nelson, who has provided his namesake in support of increasing public awareness of the biodiesel fuel industry.

On April 3, 2006, Distribution Drive opened a new biodiesel blending facility located at the Motiva Enterprises terminal in Dallas, Texas. A 30,000 gallon tank and blending equipment was installed under an exclusive pilot agreement between Distribution Drive and Motiva. Tanker trucks can now load biodiesel fully blended with petrodiesel at the Motiva Enterprises terminal in Dallas, which will reduce transportation costs normally associated with the distribution of biodiesel blends. During the first quarter of fiscal 2006, 5,532,000 were issued to Apollo International Resources, Inc. in exchange for a reduction of $461,000 in related party payables to Apollo.

Effective February 28, 2006, Earth issued 1,800,000 shares to Dr. Miguel Dabdoub for the exclusive licensing rights in the United States to the proprietary biodiesel production technology of Biodiesel Brazil.

During the first quarter of fiscal 2006, 1,369,101 shares were issued for cash of $611,576.