Form 10KSB/A
period 2005-12-31
EARTH BIOFUELS INC
filed 2006-04-18
CIK 1268471

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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
Yes  ☐  No  ☒

As of December 31, 2005 the registrant reported revenue of $1,943,534.

As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,486,812 based on the OTC Bulletin Board closing price of $2.63.

As of April 14, 2006, there were 179,893,270 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2006 (the “Original Filing”), is being filed to reflect a restatement of the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title of Class	Name and Address	Number of Shares (1)	% of Class
Common Stock	Dennis McLaughlin, CEO and Chairman	2,389,927	1.3%
Common Stock	Officers and Directors as a Group (8 persons)	15,898,575	8.8%
Common Stock	Apollo Resources International, Inc. 3001 Knox Street, Suite 403 Dallas, Texas 75205	129,381,182	66.49%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on April 14, 2006.

Earth Biofuels, Inc.

By:	/s/ DENNIS G. MCLAUGHLIN, III
Dennis G. McLaughlin, III
Chief Executive Officer