Form 10QSB
period 2006-03-31
EARTH BIOFUELS INC
filed 2006-05-22
CIK 1268471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Yes  ☐   No ☒

As of May 17, 2006 there were 192,883,608 shares of the registrant’s common stock outstanding.

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$—	$82,093
Trade accounts receivable, net	294,092	253,376
Accounts receivable – tax credits	296,996	374,381
Prepaid expenses & other current assets	325,879	40,401
Inventory	208,603	131,391
Total Current Assets	1,125,570	881,642
Property and equipment, net	9,967,621	455,419
Goodwill	3,981,280	3,981,280
Other assets	2,612	261,384
Total Assets	$15,077,083	$5,579,725
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,397,416	$763,215
Shares payable	—	4,210,248
Payables to related parties	1,820,756	1,442,569
Property, sales and payroll taxes payable	139,495	12,643
Payable from asset acquisition	1,100,054	—
Short term convertible debt, net of debt discount of $610,000	390,000	—
Other current liabilities	—	98,021
Total Current Liabilities	4,847,721	6,526,696

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 250,000,000 shares authorized, 179,893,270 and 161,591,036 shares issued and outstanding at March 31, 2006 and December 31, 2005	179,893	161,591
Additional paid-in capital	27,080,774	9,499,709
Deferred compensation	(41,200)	(98,500)
Accumulated deficit	(16,990,105)	(10,509,771)
Total Stockholders’ Equity (Deficit)	10,229,362	(946,971)
Total Liabilities and Stockholder’s Equity (Deficit)	$15,077,083	$5,579,725

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Sales revenue	1,500,338	242,004
Energy production credits	385,781	—
Total revenue	1,886,119	242,004

Cost of sales	1,767,257	194,987
Gross profit (loss)	118,862	47,017

Shared based compensation	4,615,950	—
Other selling, general and administrative	1,978,650	88,599
Depreciation	4,597	595

Net Loss	$(6,480,335)	$(42,177)

Income (loss) per common share:

Basic and diluted:
Net loss	$(0.04)	$(0.00)

Weighted average shares:
Basic and diluted	166,668,025	146,100,000

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Cash Flows from Operating Activities:
Net loss	$(6,480,335)	$(42,177)
Non-cash items included in net loss:
Depreciation	4,597	595
Share based compensation	4,615,950	—
Deferred compensation	57,300	—
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(40,716)	(14,764)
Accounts receivable – tax credits	77,385	—
Inventory	(77,212)	3,911
Other assets	(26,706)	—
Increase (decrease) in:
Accounts payable and accrued expenses	634,203	(9,723)
Payables to related parties	839,187	104,863
Property, sales and payroll taxes payable	28,831	2,472
Net cash provided by (used in) operating activities	(367,516)	45,177

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,259,413)	(5,543)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	544,836	—
Proceeds from short term convertible debt	1,000,000	—
Net cash provided by financing activities	1,544,836	—

Net increase (decrease) in cash	(82,093)	39,634

Cash and cash equivalents
Beginning of period	82,093	10,903
End of period	$—	$50,537

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—

Non-cash activity:
Value of shares issued to acquire Distribution Drive	$4,210,248	$
Value of shares issued to acquire assets of Southern Biofuels	7,157,333	—
Debt discount related to beneficial conversion feature	610,000	—

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements of Earth Biofuels, Inc. (“Earth”) have been prepared in accordance with accounting principles generally accepted in the United Stated and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Earth’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted.

2.  GOING CONCERN AND MANAGEMENT PLANS

As shown in the accompanying financial statements, Earth incurred losses from operations and had negative cash flows from operations during first quarter 2006. Earth’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel production and distribution operations. Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, Earth plans to increase liquidity necessary to support operating requirements. There can be no assurance that any of management’s plans as described above will be successfully implemented. These factors raise substantial doubt about Earth’s ability to continue as a going concern.

3. ASSET ACQUISITION

On March 31, 2006, Earth entered into an agreement to acquire manufacturing equipment from Southern Bio Fuels, Inc. (“Southern Bio Fuels”) to be used in the manufacturing of biodiesel at the company’s Durant manufacturing facility. The agreement provided for consideration in the form of $2,200,000 in cash and 2,933,333 restricted shares of Earth’s common stock. The shares were valued at market of $7,157,333. As of March 31, 2006, Earth owes $1,100,054 in connection with the asset acquisition, which will be paid in cash once the equipment is placed in service as per the terms of the agreement.

One of the equity owners of Southern Bio Fuels is the brother of a director of Earth.

4. SHORT TERM CONVERTIBLE DEBT

During the three months ended March 31, 2006, Earth issued 8% convertible debt agreements for proceeds totaling $1,000,000. The debt matures twelve months from the issue date and is convertible to Earth common stock at a rate of $0.50 per share. The debt is unsecured. Earth recorded a discount on the debt for the beneficial conversion feature (“BCF”) in the amount of $610,000. The BCF will be amortized to interest expense over the terms of the debt agreements.

Earth analyzed its short term convertible debt instruments for derivative accounting under SFAS 133 and EITF 00-19. Earth determined the conversion feature met the criteria for classification in stockholders’ equity under SFAS 133 and EITF 00-19 due to the agreement containing an explicit limit on the number of shares to be delivered upon settlement. Therefore, derivative accounting is not applicable for the convertible instruments.

5. EQUITY TRANSACTIONS

During the three months ended March 31, 2006, Earth issued 1,124,101 shares for cash of $544,836. Proceeds from the issuance of securities were used to fund acquisitions and operations. Earth also issued 6,667,800 shares owed for the November 2005 acquisition of Distribution Drive. As of December 31, 2005, Earth had a share payable of $461,000 to its majority shareholder. On March 8, 2006, Earth issued 5,532,000 shares in connection with the share payable obligation.

6. STOCK-BASED COMPENSATION

On January 1, 2006, Earth adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based upon their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. As of March 31, 2006, the Company had no employee stock option plans.

During the quarter ending March 31, 2006, Earth issued 2,045,000 shares for consulting services. The shares were recorded at fair value totaling $4,615,950.

7. SUBSEQUENT EVENTS

On April 27, 2006, Earth acquired approximately eight acres of land in Durant, Oklahoma for $175,000.00 in anticipation of the Company’s plans to build an ethanol production facility. The land is immediately adjacent to Earth’s existing biodiesel production facility such that the two facilities will be able to share the rail access at the site. Earth has not yet acquired the equipment nor obtained the permits necessary for ethanol production at the site.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

The geographic location of Earth Biofuels, Inc.’s customer base is primarily in the state of Mississippi and the Dallas, Texas market, although management intends to expand operations throughout the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. Earth records revenue from federal incentive programs related to the production of biodiesel when the Company has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006

Increased activities in operations for the three months ended March 31, 2006 compared to March 31, 2005 are largely due to increased operations and the acquisition of Distribution Drive.

Sales

Net sales for fuel and food and beverage were $1,500,338 for the quarter ended March 31, 2006. Revenues from federal incentive programs related to the production of biodiesel were $385,781 for the quarter ended March 31, 2006.

Cost of Sales

Cost of sales were $1,767,257 for the quarter ended March 31, 2006 and consisted of material costs for biodiesel production and cost of fuel, food and beverages, net of $385,781 in federal tax subsidies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,599,197 for the quarter ended March 31, 2006. These costs reflect $4,615,950 of share based compensation, $477,618 of payroll expenses, $367,193 of professional fees, $69,682 of travel expenses and $1,068,754 of other operating expenses. The shares issued as share based compensation were valued at market consistent with SFAS 123(R), “Share-Based Payment”.

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

Off-Balance Sheet Arrangements

At March 31, 2006, the Company had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Item 3.    Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of the Company’s President and the Company’s Chief Financial Officer (“CFO”). Based upon that evaluation, the President and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Specifically, our independent auditors identified deficiencies in our controls related to valuation and recording of fixed assets, valuation and recording of share-based compensation, and valuation and recording of beneficial conversion features associated with convertible debt. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings – None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2006, Earth issued 1,124,101 shares for cash of $544,836. Proceeds from the issuance of securities were used to fund acquisitions and operations.

For the same period, Earth issued 2,045,000 shares for consulting services. The shares were valued at market of $4,615,950.

Earth also issued 6,667,800 and 2,933,333 shares for the purchase of Distribution Drive and the acquisition of Southern Biofuels assets, respectively. The shares were valued at market of $4,210,248 and $7,157,333, respectively.

Item 3.    Defaults upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits and Reports on Form 8-K

Reports on Form 8-K

Date of Filing	Subject
February 17, 2006	Announced the Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Amendments to Articles of Incorporation or Bylaws; and Change in Fiscal Year.
February 21, 2006	Announced the hiring of Controller of the Company.
March 03, 2006	Completed the Acquisition of 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive pursuant to the stock purchase agreement.

Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 22nd day of May, 2006.

Earth Biofuels

/s/ Dennis G. McLaughlin, III

DENNIS G. MCLAUGHLIN, III
Chief Executive Officer