Form 10QSB
period 2006-06-30
EARTH BIOFUELS INC
filed 2006-08-18
CIK 1268471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50842

Earth Biofuels, Inc.

(Exact name of small business issuer specified in its charter)

Delaware	71-0915825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3001 Knox Street, Suite 403

Dallas, TX 75205

(Address of principal executive offices)

(214) 389-9800

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of August 14, 2006, there were 215,037,018 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

EARTH BIOFUELS, INC.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$385,822	$82,093
Trade accounts receivable, net	405,149	253,376
Accounts receivable — tax credits	—	374,381
Advances to related parties	160,253	—
Inventory	174,035	131,391
Loan costs	975,000	—
Prepaid expenses & other current assets	1,935,619	40,401
Total Current Assets	4,035,878	881,642
Property and equipment, net	11,568,241	455,419
Investment	375,000	—
Investment - related party	100,000	—
Advances on investments	12,695,000	—
Goodwill	3,981,280	3,981,280
Other assets	383,171	261,384
Total Assets	$33,138,571	$5,579,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,575,242	$763,215
Shares payable	25,000	4,210,248
Payables to related parties	—	1,442,569
Property, sales and payroll taxes payable	12,643
Payable from asset acquisition	1,100,054	—
Short term convertible debt, net of debt discount of $14,067,132	3,575,371	—
Derivative liability	27,922,792	—
Other current liabilities	—	98,021
Total Current Liabilities	34,198,459	6,526,696

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 195,113,882 and 161,591,036 shares issued and outstanding at June 30, 2006 and December 31, 2005	195,114	161,591
Additional paid-in capital	28,618,789	9,499,709
Deferred compensation	—	(98,500)
Accumulated deficit	(29,873,791)	(10,509,771)
Total Stockholders’ Deficit	(1,059,888)	(946,971)
Total Liabilities and Stockholder’s Deficit	$33,138,571	$5,579,725

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Sales revenue	$2,395,552	$440,742	$3,895,890	$672,523
Energy production credits	512,371	—	898,152	—
Total revenues	2,907,923	440,742	4,794,042	672,523

Cost of sales	2,619,431	370,137	4,386,687	554,901
Gross profit	288,492	70,605	407,355	117,622

Share-based compensation	5,348,690	—	9,964,640	—
Other selling, general and administrative	4,609,592	140,365	6,588,242	228,964
Depreciation and amortization	6,761	695	11,358	1,290

Net loss from operations	(9,676,551)	(70,455)	(16,156,885)	(112,632)

Other income (expense)
Interest income	9,143	—	9,143	—
Loss on derivatives	(400,862)	—	(400,862)	—
Interest expense	(2,801,030)	—	(2,801,030)	—
Other expenses	(14,386)	—	(14,386)	—
Total other income (expense)	(3,207,135)	—	(3,207,135)	—

Net loss	$(12,883,686)	$(70,455)	$(19,364,020)	$(112,632)

Net loss per common share:

Basic and diluted:
Net loss	$(0.07)	$(0.00)	$(0.11)	$(0.00)

Weighted average shares:
Basic and diluted	188,630,446	146,100,000	177,804,694	146,100,000

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(19,364,020)	$(112,632)
Non-cash Items Included in Net Loss:
Depreciation	11,358	1,290
Loss on derivatives	400,862	—
Share-based interest expense	25,000	—
Debt discount amortization	2,549,502	—
Deferred compensation	98,500	—
Shares issued for employee compensation	688,000	—
Shares issued for services	9,276,640	—
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	222,608	(59,341)
Notes receivable	(100,156)	—
Inventory	(42,644)	20,826
Prepaid expenses & other current assets	(401,192)	—
Other Assets	(21,631)	—
Increase (decrease) in:
Accounts payable and accrued expenses	843,866	(35,038)
Property, sales and payroll taxes payable	—	9,041
Income taxes payable	—	5,823
Related party advances	(1,141,822)	254,345
Net cash provided by (used in) operating activities	(6,927,554)	84,314

Cash Flows From Investing Activities:
Cash paid for investment	(375,000)	—
Cash paid for investment in related party	(100,000)	—
Cash paid for advances on investments	(12,695,000)	—
Cash paid for purchases of fixed assets	(2,866,794)	(109,981)
Net cash used in investing activities	(16,036,794)	(109,981)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,743,077	—
Proceeds from issuance of short term convertible debt	17,500,000	—
Capital contributions	—	50,000
Cash paid for debt issuance cost	(975,000)	—
Net cash provided by financing activities	23,268,077	50,000

Net increase (decrease) in cash	303,729	24,333

Cash and cash equivalents
Beginning of period	82,093	10,903
End of period	$385,822	$35,236

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—

Non-cash activity:
Value of shares issued to acquire assets of Southern Biofuels	7,157,333	—
Value of shares issued to acquire Distribution Drive	4,210,248	—
Debt discount related to beneficial conversion features	1,610,000	—

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              BASIS OF PRESENTATION

The unaudited consolidated financial statements of Earth Biofuels, Inc. (“Earth” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United Stated and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Earth’s latest Annual Report on Form 10-KSB filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted.  The results of operations for the three and six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.              ASSET ACQUISITIONS

On April 27, 2006, Earth acquired approximately eight acres of land in Durant, Oklahoma for $175,000 in anticipation of Earth’s plans to build an ethanol production facility.  The land is immediately adjacent to Earth’s existing biodiesel production facility such that the two facilities will be able to share the rail access at the site.  In addition, during the quarter ended June 30, 2006 plant equipment acquisitions were made in the amount of $1,197,000.

3.              INVESTMENTS

Advances on Investments is comprised of Earth’s funding of its ownership interests in investments that have not closed as of June 30, 2006.  Accordingly, these amounts are reported as non-current.  After these investments are closed, Earth will either consolidate the entities, recording minority interest, or record its interests on the equity method, as appropriate.  Because certain other investors will not contribute cash or other assets, or cash or assets in proportion to their ownership interest, Earth will recognize either losses on minority interest or loss on equity investments, as appropriate.

Investment is comprised of a $250,000 escrow payment for an asset purchase that did not close subsequent to June 30, 2006 and has since been returned.  The remaining $125,000 is an equity investment with less than a 5% ownership interest.  Earth will account for the equity investment under the equity method.

Investment — related party is an equity investment with less than 5% ownership interest.  The Chief Executive Officer of Earth is also the Chairman of the Board for the investee company.  Earth will account for this investment under the equity method.

4.              SHORT TERM CONVERTIBLE DEBT AND WARRANTS

On May 4, 2006, the Company issued a $1.0 million convertible, secured promissory note which bears interest at 7% and is payable within thirty days upon demand by the holder.  The note is convertible into shares of the Company common stock at a conversion price of $1.086 per share.  In connection with this note, the Company also issued the holder of the note a warrant to purchase 920,810 shares of its common stock.  The warrant is exercisable at the lesser of $2.00 per share or 80% of the average trading price of the Company’s common stock for the thirty trading days prior to the exercise of the warrant.  The warrant is exercisable until May 31, 2011.  At the date of issuance, the warrants were valued at a relative fair value of $791,394, and Earth recognized a beneficial conversion feature (“BCF”) in the amount of $208,606 based on the intrinsic value of the conversion feature.  Due to the on demand repayment terms, the debt discount of $1,000,000 was fully amortized to interest expense as of June 30, 2006.  Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).

On May 26, 2006, the Company entered into a securities purchase agreement, pursuant to which the Company issued $5 million principal amount of 8% senior convertible promissory notes to a single institutional investor.  The notes carry an 8% coupon, payable quarterly, and may be redeemed by the Company at par at any time prior to their initial maturity date in August 2006.  The notes are not convertible until after August 2006, at which time the maturity date may be extended to November 2006 at the holder’s option.  The notes are convertible into the Company’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  The Company also issued five-year warrants to purchase 750,000 shares of common stock to the investor and five-year warrants to purchase 18,750 shares of common stock to the Company’s placement agent, both at an exercise price of $3.84 per share.  Due to the conversion features being convertible into an indeterminate number of shares, Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).

On June 2, 2006, the Company issued convertible note with a principal amount of $500,000 to one individual.  The note bears interest at 8% per year, which is payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The note has a maturity date of April 28, 2007.  The note is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock.  Due to the conversion into an indeterminate number of shares, Earth analyzed the note for derivative accounting treatment under SFAS 133 and EITF 00-19 (see Derivatives footnote below).

On June 7, 2006, the Company entered into a securities purchase agreement, pursuant to which the Company issued $10 million aggregate principal amount of senior convertible notes to four institutional investors.  The notes carry an 8% coupon, payable quarterly, and may be redeemed by the Company at par at any time prior to their initial maturity date in September 2006.  The notes are not convertible until after September 2006, at which time the maturity date may be extended to December 2006 at the holder’s option.  The notes are convertible into the Company’s common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  The Company also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to the Company’s placement agent, at an exercise price of $2.93 per share.  Due to the conversion features being convertible into an indeterminate number of shares, Earth analyzed the notes and warrants for derivative accounting treatment under SFAS No. 133 and EITF 00-19 (see Derivatives footnote below).  Due to the conversion features being convertible into an indeterminate number of shares, Earth analyzed the notes and warrants for derivative accounting treatment under SFAS 133 and EITF 00-19 (see Derivatives footnote below).

In connection with the 8% senior convertible notes issued in May and June 2006, Earth incurred loan costs in the amount of $975,000 which will be amortized over the term of the convertible notes.

Earth will use the debt proceeds, in concert with other funds, for the acquisition of an ethanol production plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

5.              EQUITY TRANSACTIONS

On April 28, 2006, the Company entered into a securities purchase agreement, pursuant to which the Company issued 6,400,000 shares of the Company’s common stock to accredited investors, in consideration for the payment of approximately $3.2 million.  The Company will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity which will own and operate a planned ethanol plant in New Orleans, Louisiana.  The purchase agreement provides for an additional issuance of 6,400,000 shares of the Company’s common stock, if the Company has not timely consummated the acquisition of the equity interest in a planned New Orleans ethanol plant.  Contemporaneously with the execution and delivery of the securities purchase agreement, the Company entered into a registration rights agreement, pursuant to which the Company agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement.

On June 12, 2006, the Company issued 125,000 shares of the Company’s common stock in connection with the Company’s April 20, 2006 acquisition of a 25% limited partnership interest in Trucker’s Corner, L.P.  In addition, Trucker’s Corner received $1,100,000 from the Company and 25,000 shares of Apollo Resources’ common stock from Apollo Resources.

On June 12, 2006, the Company issued 537,500 shares of the Company’s common stock to Biodiesel Venture, L.P. and 537,500 shares of the Company’s common stock to Willie H. Nelson in connection with a sublicense agreement entered into on April 1, 2006 with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted us an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark.

During the quarter ending June 30, 2006, the Company issued 231,250 shares of the Company’s common stock in repayment of a loan including accrued and unpaid interest thereon.

During the quarter ending June 30, 2006, the Company issued 160,000 shares of the Company’s common stock to employees for services rendered and 1,430,274 shares of the Company’s common stock to for consulting services, of which 600,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement.

During the quarter ending June 30, 2006, the Company issued 5,799,088 for net proceeds of approximately $2.9 million in connection with private placement transactions.

The shares were valued at market, totaling $6,182,290, with $4,660,690 recognized as share based compensation expense and the remaining $1,521,600 recognized as Prepaid expense reflecting shares issued prior to services having been completed.  For the same period, Earth issued 160,000 shares for employee compensation.  The shares were valued at market, totaling $688,000 of share-based compensation expense.

6.              ADVANCES

On April 24, 2006, Earth entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans.

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which a newly created company will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas.  The fuel produced by this facility will be sold under the “BioWillie” brand name to local markets and other areas of Texas.  As contemplated by the letter of intent, Vertex Energy will acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility.  Earth will acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy.  The facility will then be converted into a biodiesel production facility.  Pursuant to the letter of intent dated May 2, 2006, we have deposited $500,000 of the purchase price with Vertex Energy.  The deposit will reduce the purchase price payable at closing or will be refunded by Vertex if we cannot agree on definitive documents.  In the event the parties execute definitive documents and the transaction closes, the letter of intent provides that Vertex Energy will have an option, exercisable on the 180th day after the closing, to require us to repurchase the 1,5000,000 shares of our common stock issued to Vertex Energy in the closing for a purchase price of $2,000,000.  Earth’s rights and obligations set forth in the non-binding letter of intent are subject to the negotiation and execution of definitive documentation.  Earth can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.

On June 7, 2006, Earth entered into a letter of intent with Earth Ethanol, Inc., one of our wholly owned subsidiaries, DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina.  In connection with the non-binding letter of intent, we have loaned an aggregate of $2,000,000 to Albermarle Bio-Refinery, Inc. as of the quarter ended June 30, 2006 for the purposes of acquiring 51% investment in a 50-million gallon ethanol production plant in Jamesville, NC.  The note bears interest at 4.85% and matures one year from the date of the note.  Principal and accrued interest are due at maturity.  Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by us will be reduced by the amount of any remaining principal and accrued and unpaid interest.

On June 13, 2006, Earth entered into a new letter of intent with HPS Development, which replaced the April letter of intent in its entirety and made a deposit in the amount of $7,000,000.  As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery.  Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of our common stock to HPS Development.

During the second quarter ended June 30, 2006, Earth and Trucker’s Corner signed a memorandum of agreement whereby Earth contributed as capital an amount of $1,120,000.  Trucker’s Corner owns and operates Carl’s Corner, a retail service station in Texas.  Also, during the second quarter ended June 30, 2006, Earth and Eastern Shelf Partners signed an acquisition and development agreement whereby Earth made a deposit in the amount of $2,075,000 to acquire natural gas properties.

7.              RELATED PARTY TRANSACTIONS

In June 2006, the Company paid approximately $2.1 million to Eastern Shelf Partners, LLC to acquire a working interest in a series of oil and natural gas interests, pursuant to an acquisition, exploration and development agreement entered into on June 22, 2006 between Eastern Shelf and Apollo Resources, International, Inc., our majority stockholder.  Pursuant to the agreement, the parties have agreed to jointly acquire, explore, develop and produce certain oil and natural gas leases, fee interests and other oil and natural gas related mineral interests and properties located in Texas.

On June 9, 2006, the Company entered into a consulting agreement with Herbert E. Meyer, a member of the Company’s Board of Directors, pursuant to which Mr. Meyer agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as that the Company may request.  In exchange for such services, the Company issued Mr. Meyer, 600,000 shares of its common stock.  The agreement has a two-year term but is terminable by the Company upon thirty days written notice.

On April 20, 2006, the Company acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of the Company’s common stock and 25,000 shares of Apollo Resources common stock.  Willie H. Nelson, who serves on the Company’s board of directors, is also a limited partner of Trucker’s Corner.

On April 1, 2006, the Company entered into a sublicense agreement with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted the Company an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark. The sublicense has a two-year term and is renewable by the Company for four successive two-year terms (for a total term of ten years) so long as the Company is in compliance with the terms of the sublicense.  In connection with the sublicense, in June 2006, the Company issued 537,500 shares of its common stock to each of Biodiesel Venture and Mr. Nelson.  During the term of the sublicense, the Company has agreed to pay to each of Biodiesel Venture and Mr. Nelson annual royalties of $0.01 per gallon of biodiesel fuel branded with the BioWillie trademark that the Company sell, with a minimum annual royalty of $150,000 payable to each of Biodiesel Venture and Mr. Nelson.  Mr. Nelson, who serves on the Company’s board of directors, is a limited partner of Biodiesel Venture and is the sole owner and manager of the general partner of Biodiesel Venture.

In connection with the April BioWillie sublicense, the sublicense agreement entered into in May of 2005 between the Company’s wholly owned subsidiary, The Wing Sail Company d/b/a Distribution Drive, and Biodiesel Venture was terminated.

Advances to related party consists of Notes Receivable from Trucker’s Corner and Blue Wireless of $100,155.56 and $60,175 respectively.

During the second quarter of 2006, Earth purchased 1,666,667 shares of Blue Wireless & Data, Inc., a wireless communications company, representing approximately 10% of the issued and outstanding common stock, for $100,000.  Earth’s Chief Executive Officer is also the Chairman of the Board of Blue Wireless.

In January 2006 the Company entered into an intercompany credit agreement with Apollo Resources pursuant to which Apollo Resources may make advances to the Company in connection with amounts the Company owes to Apollo Resources for fees, expenses and costs it incurs on our behalf.  Any advances made will bear interest at 7%.  As of June 30, 2006, the Company did not have an outstanding balance under this credit agreement.

Effective October 17, 2005 the Company leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a member of the Company’s Board of Directors.  The lease has a five-year term, and requires lease payments of $10,000 per month.  The Company is responsible for operations and repair and maintenance of the facility.

The Company also leases a retail fuel center and convenience store and an office building in Byram, Mississippi from R. Bruce Blackwell.  Pursuant to these leases, the Company pays an aggregate of $6,834 on a month to month basis.

On March 31, 2006, we entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels.  Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into the Company, with the Company being the surviving corporation.  In connection with the merger, the Company paid $2,200,000 in cash and issued 2,933,333 shares of its common stock to the sole stockholder of Southern Bio Fuels.  Upon completion of the merger, we acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma.  Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a member of the Company’s Board of Directors.  The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., the Company’s majority stockholder.

In connection with the Southern Bio Fuels merger, on March 2, 2006, the Company issued to Southern Bio Fuels a note with a principal amount of $850,000 and bearing interest at 7.25% per year.  The Company’s obligations under this note were guaranteed by Dennis G. McLaughlin, III, the Company’s Chief Executive Officer.  The note matured on March 13, 2006 and was paid in full at that time.  On March 31, 2006, the Company issued another note to Southern Bio Fuels with a principal amount of $1,100,000 and bearing interest at 7.25% per year.  The note matured on June 29, 2006.  The Company’s obligations under these notes were guaranteed by the Company’s Chief Executive Officer and Tommy Johnson and Bruce Blackwell, each of which serve on the Company’s board of directors.  On July 12, 2006, the Company repaid this note.

8.              DERIVATIVES

The Company evaluated the application of  Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), and EITF 00-19 for convertible debt issued in the first and second quarters of fiscal 2006, as well as warrants issued in connection with the debt offerings.  Based on the guidance in SFAS No. 133 and EITF 00-19, the Company concluded all of these instruments were required to be accounted for as derivatives during the second quarter of fiscal 2006.  SFAS No. 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible debt as embedded derivatives.  Pursuant to SFAS No. 133, the Company bifurcated the conversion features from the convertible debt because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the debt.  In addition, on May 26, 2006, the Company issued convertible debt that was convertible into an indeterminate number of shares.  As a result, the conversion features and warrants associated with the convertible debt were determined to be derivatives under SFAS No. 133 and EITF 00-19 on that date.  The convertible debt and warrants issued prior and subsequent to May 26, 2006 were also tainted under EITF 00-19 due to the uncertainty that the Company had sufficient authorized and unissued shares available to settle the convertible debt and warrant contracts and after considering all other commitments that could require our issuance of stock during the contract period.  The Company determined that the conversion features and the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities.  The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.”

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of June 30, 2006 is as follows:

	May 26, 2006	June 30, 2006	Gain (loss)
Convertible debt	$20,389,299	$18,664,029	$1,725,270
Warrants	9,313,424	9,258,763	54,661
Loss recognized upon initial fair value of derivative instruments in existence on May 26, 2006	(2,180,793)	—	(2,180,793)
Total	$27,521,930	$27,922,792	$(400,862)

The Company uses the Black Scholes valuation model for calculation of the value of derivative liabilities.  The Company uses volatility rates based upon the closing stock price of its common stock.  The Company use a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security.  The Company uses the closing market price of its common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value.  The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet.  The volatility has ranged from 143% to 491% during the period from May 26, 2006 to June 30, 2006.  The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 143% to 491%.  The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for derivatives beginning May 26, 2006 through June 7, 2006 and at June 30, 2006.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At May 26, 2006 for:
1Q 2006 convertible debt	1/27/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	1/30/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/29/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/31/2006	491%	5.0%	$3.24	0.92

2Q 2006 convertible debt	5/4/2006	491%	5.0%	$3.24	1
2Q 2006 convertible debt	5/26/2006	159%	5.0%	$3.24	0.25
2Q 2006 warrants	5/4/2006	491%	5.0%	$3.24	5
2Q 2006 warrants	5/26/2006	491%	5.0%	$3.24	5
At Issuance date for:

2Q 2006 convertible debt	6/2/2006	487%	4.98%	$2.51	0.92
2Q 2006 convertible debt	6/7/2006	163%	5.05%	$2.60	0.25
2Q 2006 warrants	6/7/2006	483%	5.05%	$2.60	5

Prices and average rates at June 30, 2006:
June 30, 2006		379%	5.2%	$2.92

9.              SUBSEQUENT EVENTS

On July 10, 2006, the Company entered into a securities purchase agreement, pursuant to which the Company issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor.  The note carries an 8% coupon, payable quarterly, and may be redeemed by the Company at par at any time prior to their initial maturity date in October 2006.  The note is not convertible by the holder until after October 2006, at which time the maturity date may be extended to January 2007 at the holder’s option.  The notes are convertible into the Company’s common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  The Company also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to the Company’s placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, the Company used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 12, 2006, subsequent to majority shareholder approval, Earth filed an amendment to its certification of incorporation with the Secretary of State of Delaware in which the number of authorized shares of common stock was increased from 250,000,000 to 400,000,000 shares.

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and the Company issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

On July 24, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional  investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to the Company’s placement agent, at $2.90 per share.  The Company used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

On July 31, 2006, Earth commenced production of biodiesel fuel from its production facility located in Durant, Oklahoma.  Earth plans to sell the fuel produced by this facility under its brand name “BioWillie” to local markets in Oklahoma and Texas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB and with the unaudited consolidated financial statements and related notes thereto presented in this Quarterly Report on Form 10-QSB.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  All statements other than statements of historical facts, included in this Form 10-QSB that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control.  Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations.  We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Overview

Our principal business is the production, supply and distribution of pure biodiesel fuel (B100) for sale directly to wholesalers to be used as a blend stock, such as B20, a petroleum diesel-based alternative fuel.  We utilize vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel.  We are currently focused on our expansion strategy of acquiring and constructing biodiesel and ethanol production facilities.

Our primary source of revenue is the sale of biodiesel fuels and related energy production credits.  Our sales revenue is a function of the volume of biodiesel we sell and the price at which we sell the biodiesel.  The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our biodiesel are largely determined by the market supply and demand for biodiesel, which in turn, is influenced by industry factors over which we have little if any control, such as the price of gasoline and other alternative energy sources.  We market our biodiesel directly to fuel blenders.  Fuel blenders purchase biodiesel from us, mix it with regular diesel fuels according to specifications, and deliver the final product to retailers.  Our distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States.  We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas.

Our gross profits is derived from our total revenues less our cost of sales  Our cost of sales is affected by the cost of the biodiesel we purchase from producers.  We purchase biodiesel both on the spot market and pursuant to fixed supply agreements.  The price of our purchases of biodiesel on the open market are affected by supply and demand for biodiesel fuel and the cost of raw materials used by the producers from whom we purchase biodiesel, such as soy oil.  We have entered into a nine-month supply agreement pursuant to which we have agreed to purchase 1,000,000 gallons per month.  Because we are required to purchase these quantities of biodiesel regardless of our demand for biodiesel or ability to distribute the product, our results of operations could be materially adversely affected if there is a decrease in the demand for our biodiesel fuel.  In July 2006 we commenced production of biodiesel fuel from one of our own production facilities in Durant, Oklahoma from which we expect annual production of approximately 20 MMGPY.  As we implement our facility construction and expansion strategy, we expect our cost of sales to be impacted by our cost of raw materials used in the production of biodiesel.

Second Quarter Highlights

The following are certain highlights that occurred during the second quarter:

•                  Our total revenue during the three months ended June 30, 2006 was $2.9 million and related to sales of biodiesel, food and beverages.

•                  We have entered into letter of intent and are currently in discussions relating to our entry into three separate joint ventures to purchase, construct, expand and/or retrofit ethanol facilities in Plaquemines Parish, Louisiana, and in Martin County, North Carolina and a biodiesel production facility in Houston, Texas.  Our obligations set forth in these letters of intent are subject to the negotiation and execution of definitive documentation.  We can make no assurances that the final terms of any of these transaction will conform to the terms of the letters of intent or that the parties will even enter into definitive documents.

•                  During the second quarter of 2006, we received net proceeds of $14.0 million from the issuance of $15.0 million aggregate principal amount of senior convertible notes.  We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.  These notes were repaid in full using a portion of the net proceeds from our issuance of $52.5 million aggregate principal amount of senior convertible notes in July 2006.

Recent Developments

On July 10, 2006, we entered into a securities purchase agreement, pursuant to which we (1) issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor and (2) warrants to purchase 1,515,000 shares of common stock at an exercise price of $2.93 per share.  On July 24, 2006, we used a portion net proceeds from our July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 24, 2006, we entered into a securities purchase agreement, pursuant to which we issued (1) $52.5 million aggregate principal amount of senior convertible notes that are due in 2011 to eight institutional and accredited investors and (2) warrants to purchase 9,051,725 shares of our common stock at $2.90 per share that expire in July 2011.  We used the net proceeds from this offering to repay in full the remaining principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expect to use the remaining proceeds from the offering for our program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

On July 31, 2006, we commenced production of biodiesel fuel from our production facility located in Durant, Oklahoma.  This facility has an expected annual production capacity of approximately 20 MMGPY.  We plan to sell the biodiesel produced by this facility under our brand name “BioWillie” to local markets in Oklahoma and Texas.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes.  Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors.  Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially.  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.  The most critical accounting policies and estimates are described below.

Revenue Recognition.  The geographic location of our customer base is primarily in the state of Mississippi and the Dallas, Texas market, although management intends to expand operations throughout the Southeastern and Southwestern United States.  Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers.  We record revenue from federal incentive programs related to the production of biodiesel when we have produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Business Combinations.  Business combinations are accounted for using the purchase method.  Under the purchase method, we report the acquired entities’ assets and liabilities at fair market value as of the date of purchase.  Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill.  If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination.  If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain.

Results of Operations

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue.  Total revenue for the six months ended June 30, 2006 increased $4.1 million, or 613.2%, to approximately $4.8 million from approximately $673,000 for the six months ended June 30, 2005.  The increase in total revenue is primarily the result of increased sales of biodiesel, food and beverages.  During the six months ended June 30, 2006, we sold approximately 970,000 gallons of biodiesel.

Cost of Sales.  Cost of sales for the six months ended June 30, 2006 increased $3.8 million, or 690.5%, to approximately $4.4 million from approximately $555,000 for the six months ended June 30, 2005.  Our cost of goods sold is mainly affected by the cost of vegetable oil, and other raw materials.  The increase in cost of sales is primarily the result of increased sales of biodiesel, food and beverages.

Share-Based Compensation.  Share based compensation for the six months ended June 30, 2006 was approximately $10.0 million and related primarily to shares issued to consultants for consulting services.  The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for the six months ended June 30, 2006 increased $6.6 million from approximately $229,000 for the six months ended June 30, 2005.  These costs consist of  $2.1 million of payroll expenses, $478,000 for travel expenses, $3.3 million of consulting expenses and $380,000 for other operating expenses.

Depreciation and Amortization.  Depreciation and amortization for the six months ended June 30, 2006 increased to approximately $11,000 from $1,000 for the six months ended June 30, 2005.  The increase in depreciation and amortization is primarily related to acquisitions.

Interest Income.  Interest income for the six months ended June 30, 2006 increased to approximately $9,000 from zero for the six months ended June 30, 2005.  Interest income related to interest earned on our savings account.

Loss on Derivatives.  Loss on derivatives for the six months ended June 30, 2006 increased to approximately $395,000 from zero for the six months ended June 30, 2005.  Loss on derivatives related to convertible debt and warrants issued during the quarter.

Interest Expense.  Interest expense related to derivatives for the six months ended June 30, 2006 increased to approximately $2.8 million from zero for the six months ended June 30, 2005.  Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and derivative liabilities totaling approximately $2.5 million.

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue.  Total revenue for the three months ended June 30, 2006 increased $2.5 million, or 557.6%, to approximately $2.9 million from $441,000 for the three months ended June 30, 2005.  The increase in total revenue is primarily the result of increased sales of biodiesel, food and beverages.  During the three months ended June 30, 2006, we sold approximately 615,000 gallons of biodiesel.

Cost of Sales.  Cost of sales for the three months ended June 30, 2006 increased $2.2 million, or 602.7%, to approximately $2.6 million from approximately $370,000 for the three months ended June 30, 2005.  Our cost of goods sold is mainly affected by the cost of vegetable oil, and other raw materials.  The increase in cost of sales is primarily the result of increased sales of biodiesel, food and beverages.

Share-Based Compensation.  Share based compensation for the three months ended June 30, 2006 was approximately $5.3 million and related primarily to shares issued to consultants for consulting services.  The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for the three months ended June 30, 2006 increased $4.6 million from approximately $140,000 for the three months ended June 30, 2005.  These costs consist of  $2.0 million of payroll expenses, $409,000 of travel expenses, $1.3 million of consulting expenses and $775,000 of other operating expenses.

Depreciation and Amortization.  Depreciation and amortization for the three months ended June 30, 2006 increased to approximately $7,000 from $690 for the three months ended June 30, 2006.  The increase in depreciation and amortization is primarily related to acquisitions.

Interest Income.  Interest income for the three months ended June 30, 2006 increased to $9,000 from zero for the three months ended June 30, 2005.  Interest income related to interest earned on our savings account.

Loss on Derivatives.  Loss on derivatives for the three months ended June 30, 2006 increased to approximately $401,000 from zero for the three months ended June 30, 2005.  Loss on derivatives related to convertible debt and warrants issued during the quarter.

Interest Expense Related to Derivatives.  Interest expense related to derivatives for the three months ended June 30, 2006 increased to approximately $2.8 million from zero for the three months ended June 30, 2005.  Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and derivative liabilities totaling approximately $2.5 million.

Liquidity and Capital Resources

Overview.  Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities.  In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes.  In addition, as our production operations ramp up, we anticipate significant purchases of soy oil, corn and other inputs necessary for biodiesel and ethanol production.

Net cash used in operating activities was $6.9 million for the six months ended June 30, 2006, compared to net cash used in operating activities of $33,000 for the same period in 2005.  The increase in net cash flow used in operating activities relates to increasing operating costs as we ramp-up our operations, including higher cost of good sold, other selling, general and administrative expenses and interest expense.

Net cash used in investing activities was $16.0 million for the six months ended June 30, 2006, compared to net cash use in investing activities of zero for the same period in 2005.  The increase in net cash used in investing activities relates to purchases of fixed assets in the amount of approximately $9.0 million for our Durant, Oklahoma facility and advances of approximately $7.0 million during the six months ended June 30, 2006 related letter of intent we have entered for a joint venture to own and operate a fuel ethanol distillery located in Plaquemines Parish, Louisiana.

Net cash provided by financing activities was $23.3 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $50,000 for the same period in 2005.  Cash flows provided by financing activities during the six months ended June 30, 2006 related to the issuance of a total of 12,399,088 shares of our common stock for net proceeds of $6.1 million and the issuance of $18.0 aggregate principal amount of promissory notes offset by debt issuance costs of $975,000.

The success of our operations and business growth and expansion strategy depends upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations.  We expect to continue to devote capital resources to fund our business plan.  In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two.  Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of various commodities, particularly the prices of ethanol, soybean, corn, natural gas and unleaded gasoline, our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation.  We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms.  We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities.  The amount of any additional indebtedness could be substantial.  We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings.  An increase in our debt would decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all.  If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing.  In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

Issuance of Equity.  On March 31, 2006, we entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels.  Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into our company, with our company being the surviving corporation.  In connection with the merger, we paid $2,200,000 in cash and, on April 3, 2006, issued 2,933,333 shares of our common stock to the sole stockholder of Southern Bio Fuels.  Upon completion of the merger, we acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma.  Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, who is a member of our Board of Directors.  The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., our majority stockholder.

On June 12, 2006, we issued 125,000 shares of our common stock in connection with our April 20, 2006 acquisition of a 25% limited partnership interest in Trucker’s Corner, L.P.  Willie H. Nelson, who serves on our board of directors, is also a limited partner of Trucker’s Corner.

On April 1, 2006, we entered into a sublicense agreement with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted us an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Willie H. Nelson, the owner of the trademark.  The sublicense has a two-year term and is renewable by us for four successive two-year terms (for a total term of ten years) so long as we are in compliance with the terms of the sublicense.  In connection with the sublicense, in June 2006, we issued 537,500 shares of our common stock to each of Biodiesel Venture and Mr. Nelson for a total of 1,075,000 shares of our common stock.  During the term of the sublicense, we have agreed to pay to each of Biodiesel Venture and Mr. Nelson annual royalties of $0.01 per gallon of biodiesel fuel branded with the BioWillie trademark that we sell, with a minimum royalty of $150,000 payable to each of Biodiesel Venture and Mr. Nelson. Mr. Nelson, who serves on our board of directors, is a limited partner of Biodiesel Venture and is the sole owner and manager of the general partner of Biodiesel Venture.

On April 28, 2006, we entered into a securities purchase agreement, pursuant to which we issued 6,400,000 shares of our common stock to accredited investors, in consideration for the payment of approximately $3.2 million.  We will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity which will own and operate a planned ethanol plant in New Orleans, Louisiana.  The purchase agreement provides for an additional issuance of 6,400,000 shares of our common stock, if we have not timely consummated the acquisition of the equity interest in the planned New Orleans ethanol plant discussed below.  Contemporaneously with the execution and delivery of the securities purchase agreement, we entered into a registration rights agreement, pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement.

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and we issued an aggregate of 3,000,000 shares of our common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

On July 21, 2006, Apollo Resources entered into a securities purchase agreement with Greenwich Power, LLC and Greenwich Power II, LLC, pursuant to which Apollo Resources issued notes exchangeable for shares of our common stock held by Apollo Resources and options to purchase our common stock held by Apollo Resources.  In connection with this transaction, Apollo Resources agreed to cause us to grant these Apollo Resources noteholders registration rights with respect to the shares of common stock underlying the convertible notes and options.  We have acknowledged and agreed to comply with the terms of the registration rights agreements between Apollo and these noteholders.  In connection with this transaction, Lance Backrow, who is the sole manager of both Greenwich Power entities, purchased a warrant to purchase

4,000,000 shares of our common stock at an exercise price of $0.25 per share.  Mr. Backrow paid us $100,000 for the issuance of this warrant.  We granted Mr. Backrow certain registration rights with respect to the shares of common stock issuable upon exercise of this warrant.

During the quarter ending June 30, 2006, we issued 231,250 shares of our common stock in connection with our repayment of $125,000 loan including accrued and unpaid interest thereon.

During the quarter ending June 30, 2006, we issued 160,000 shares of our common stock to employees for services rendered and 1,430,274 shares of our common stock to for consulting services, of which 600,000 were issued to Herb Meyer, a member of our Board of Directors, under his consulting agreement.

During the quarter ending June 30, 2006, in exchange for an aggregate approximately $2.9 million, we issued 5,799,088 to various investors pursuant to private placement memorandums.

Convertible Note Transactions.  In January and March of 2006, we issued $1.0 million aggregate principal amount of convertible notes to four individuals.  Each of the notes bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The notes had a maturity date of April 28, 2007.  The notes were convertible into shares or our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock on the conversion date.  We granted the noteholders certain registration rights with respect to the shares of common stock underlying the convertible notes.  On July 13, 2006, the holders of the notes exercised their options to convert the notes, and we issued an aggregate of 2,000,000 shares of our common stock to such holders in exchange for the cancellation of the notes.

On May 4, 2006, we issued a $1.0 million convertible, secured promissory note which bears interest at 7% and is payable within thirty days upon demand by the holder.  The note is convertible into shares of our common stock at a conversion price of $1.086 per share.  In connection with this note, we also issued the holder of the note a warrant to purchase 920,810 shares of our common stock.  The warrant is exercisable at the lesser of $2.00 per share or 80% of the average trading price of our common stock for the thirty trading days prior to the exercise of the warrant.  The warrant is exercisable until May 31, 2011.  Our obligations under the note and the warrant have been guaranteed by Apollo Resources, our majority stockholder.  The guarantee is secured by 10,000,000 shares of our common stock held by Apollo Resources.  We used the net proceeds from the sale, in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the noteholder certain registration rights with respect to the shares of common stock underlying the convertible notes and the warrants.  The note and corresponding guarantee were subsequently cancelled by the holder in connection with Apollo Resources’ closing on July 21, 2006 of a securities purchase agreement with Greenwich Power.

On May 26, 2006, we entered into a securities purchase agreement, pursuant to which we issued $5.0 million principal amount of 8% senior convertible promissory notes to a single institutional investor.  The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in August 2006.  The notes were not convertible until after August 2006, at which time the maturity date was extendable to November 2006 at the holder’s option.  The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  We also issued five-year warrants to purchase 750,000 shares of common stock to the investor and five-year warrants to purchase 18,750 shares of common stock to our placement agent, both at an exercise price of $3.84 per share.  We used the net proceeds from the sale, in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the investor certain registration rights with respect to the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants.  The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006.

On June 2, 2006, we issued convertible note with a principal amount of $500,000 to one individual.  The note bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The note had a maturity date of April 28, 2007.  The note was convertible into shares of our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock.  We used the net proceeds from the sale, in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the noteholder certain registration rights with respect to the shares of common stock underlying the convertible notes.  On July 13, 2006, the holder of the note exercised its option to convert the notes, and we issued an aggregate of 1,000,000 shares of our common stock to such holder in exchange for the cancellation of the note.

On June 7, 2006, we entered into a securities purchase agreement, pursuant to which we issued $10 million aggregate principal amount of senior convertible notes to four institutional investors.  The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in September 2006.  The notes were  not convertible until after September 2006, at which time the maturity date was extendable to December 2006 at the holder’s option.  The notes are convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  We also issued to the investors five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to our placement agent, at an exercise price of $2.93 per share.  We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.  We granted the investor certain registration rights with respect to the shares of common stock underlying the convertible notes and warrants.  The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006.

On July 10, 2006, we entered into a securities purchase agreement, pursuant to which we issued, on July 11, 2006, a senior convertible note with a principal amount of $5.0 million to one institutional investor.  The note carries an 8% coupon, payable quarterly, and may be redeemed by us at par at any time prior to its initial maturity date in October 2006.  The note is not convertible by the holder until after October 2006, at which time the maturity date may be extended to January 2007 at the holder’s option.  The note is convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  We also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to our placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, we used the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on the note issued on July 11, 2006.

On July 24, 2006, we entered into a securities purchase agreement, pursuant to which we issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon our achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  We also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to our placement agent, at exercise price of $2.90 per share.  We used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006 discussed above, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.  We granted the investor certain registration rights with respect to the restricted shares of common stock.

As of June 30, 2006 we had total obligations under outstanding promissory notes of approximately $16.5 million.  After giving effect to the July 2006 convertible note transaction, as of August 14, 2006 we had total obligations under outstanding promissory notes of $52.5 million.

In January 2006 we entered into an intercompany credit agreement with Apollo Resources pursuant to which Apollo Resources may make advances to us in connection with amounts we owe to Apollo Resources for fees, expenses and costs it incurs on our behalf.  Any advances made will bear interest at 7%.  As of June 30, 2006, we did not have an outstanding balance under this credit agreement.

In connection with the Southern Bio Fuels merger, on March 2, 2006, we issued a note to Southern Bio Fuels with a principal amount of $850,000 and bearing interest at 7.25% per year.  Our obligations under this note were guaranteed by Dennis G. McLaughlin, III, our Chief Executive Officer.  The note matured on March 13, 2006 and was paid in full at that time.  On March 31, 2006, we issued another note to Southern Bio Fuels with a principal amount of $1.1 million and bearing interest at 7.25% per year.  The note matured on June 29, 2006.  Our obligations under this note was guaranteed by Mr. McLaughlin, Tommy Johnson and Bruce Blackwell, each of which serve on our board of directors.  On July 12, 2006, we repaid this note.

Capital Expenditures

Eastern Shelf Investment.  In June 2006, we paid approximately $2.1 million to Eastern Shelf Partners, LLC to acquire a working interest in a series of oil and natural gas interests, pursuant to an acquisition, exploration and development agreement entered into on June 22, 2006 between Eastern Shelf and Apollo Resources, our majority stockholder.  Pursuant to the agreement, the parties have agreed to jointly acquire, explore, develop and produce certain oil and natural gas leases, fee interests and other oil and natural gas related mineral interests and properties located in Texas.

Trucker’s Corner.  On April 20, 2006, we acquired a 25% limited partnership interest in Trucker’s Corner, L.P in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of our common stock and 25,000 shares of Apollo Resources common stock.  Trucker’s Corner owns and operates Carl’s Corner, a retail service station in Texas.  Willie H. Nelson, who serves on our board of directors, is also a limited partner of Trucker’s Corner.

Blue Wireless Investment.  During the second quarter of 2006, we purchased 1,666,667 shares of Blue Wireless & Data, Inc., a wireless communications company, representing approximately 10% of the issued and outstanding common stock, for $100,000.  During the second quarter, we advanced Blue Wireless approximately $60,000 and, as of August 14, 2006, this balance remains outstanding.  Earth’s Chief Executive Officer is also the Chairman of the Board of Blue Wireless.

Durant, Oklahoma Facility.  On March 31, 2006, we entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels.  Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into our company, with our company being the surviving corporation.  In connection with the merger, we paid $2.2 million in cash and, on April 3, 2006, issued 2,933,333 shares of our common stock to the sole stockholder of Southern Bio Fuels.  Upon completion of the merger, we acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma.  Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, who is a member of our Board of Directors.  The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources, our majority stockholder.

On April 27, 2006, we acquired approximately eight acres of land in Durant, Oklahoma for $175,000 in anticipation of our plans to build an ethanol production facility.  The land is immediately adjacent to our existing biodiesel production facility, which commenced production of biodiesel fuel on July 31, 2006, such that the two facilities will be able to share the rail access at the site.  In addition, during the quarter ended June 30, 2006 we spent approximately $1.2 million for plant equipment acquisitions at this facility.  We plan to sell the fuel produced by this facility under our brand name “BioWillie” to local markets in Oklahoma and Texas.

Greenville, Mississippi.  On May 4, 2006, we acquired approximately 4.5 acres of land in Greenville, Mississippi adjacent to the Mississippi River for approximately $275,000.  The property includes bulk storage tanks with a capacity of approximately one million gallons, barge loading/unloading facilities, and a fuel truck rack.  We plan to utilize the property for the construction of a biodiesel production plant.

Earth Biofuels Technology Company.  On May 4, 2006, we agreed with Dr. Miguel Dabdoub to form a technology company by the name of  “Earth Biofuels Technology Company, LLC,” to be owned 50% by us and 50% by Dr. Dabdoub.  In exchange for our 50% interest, we paid $1.8 million and we issued 1,800,000 shares of our common stock to Dr. Dabdoub and Apollo Resources issued 100,000 shares of its common stock to Dr. Dabdoub.  Dr. Dabdoub, an expert in the field of biodiesel production facility technologies, has contributed an exclusive license to the technology company to make use of his proprietary technologies, for use in North America.  Accordingly, the purpose of the new entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities.

Dr. Dabdoub, a professor at the University of São Paulo, Brazil, holds a number of patents and proprietary technologies related to the production and usage of biodiesel fuel.  He has played, and continues to play, a key role in the development of Europe and Brazil’s biodiesel industries by consulting on a number of high-producing facilities, and has worked with several major automobile manufacturers to develop optimal engine technologies for the utilization of biodiesel fuel.

Planned Acquisitions.  We plan to grow our ethanol and biodiesel production capacity significantly over the next several years.  We are currently in discussions relating to the proposed entry into three separate joint ventures for the following three sites listed in the table below:

	New Orleans Facility	Houston Facility	North Carolina Facility
Location	Plaquemines Parish, Louisiana	Houston Shipping Channel, Houston, Texas	Martin County, North Carolina
Ownership	50%	51%	51%
Anticipated closing month	August 2006	August 2006	August 2006
Purchase Price
Cash	$50,000,000 plus assumption of debt	$2,500,000	$25,000,000
Shares of our Common Stock	5,829,005	1,500,000	5% of shares of common stock of Earth Ethanol, Inc.
Months scheduled to be completed	12-14 months	1 month	Phase I: 12-14 months Phase II: 6 months after Phase I
Annual capacity (MMPGY)	60-80	10-20	Phase I: 55 Phase II: additional 50-55

New Orleans Facility

In April, June and August, we have entered into letters of intent with HPS Development, L.L.C. which contemplate a joint venture in which a newly created limited liability company will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans.  As contemplated by the letters of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery.  We will acquire a 50% interest in the operating company for a purchase price consisting of cash in the amount of $50.0 million and the issuance of 5,829,005 shares of our common stock to HPS Development in addition to the assumption of a $40.0 million debt obligation to be incurred by the operating company in connection with the renovation of the facility.

As of August 14, 2007 and pursuant to the letters of intent, we have made cash deposits of portions of the purchase price in an aggregate amount of $22.0 million with HPS Development in connection with the renovation of the facility.  We funded these cash deposits with net proceeds from our July 2006 offering of senior convertible promissory notes.  We have also committed to making scheduled deposits from August 31 to October 30 in the aggregate amount of $28.0 million, of which $15.0 million will be deposited into escrow and released to HPS Development upon the satisfaction of certain warranties of HPS Development regarding renovation costs and facility performance.

In the event the joint venture does not close by October 31, 2006 and HPS Development has acted in good faith, HPS Development is entitled to a break-up fee of $5.0 million, which will be deducted from the aggregate amount of the deposits made by us under the letters of intent.  HPS Development must repay the remainder of the deposits to us and may issue us a promissory note to evidence its repayment obligations.  The note will be payable quarterly over seven years with no interest, except in the case of default; provided that HPS Development must use its best efforts to secure third party financing as soon as reasonably possible to pay off the balance due to us under the promissory note.  If the closing does not occur by October 31, 2006 due to acts or omission of HPS Development or if the parties cannot agree on definitive agreements and HPS Development has negotiated in bad faith, we are entitled to the return of all deposits within ninety days.  Pursuant to the letters of intent, we have also agreed to raise the financing necessary for renovation of the facility in accordance with a development plan.

We anticipate the renovation of this facility will take 12 to 14 months, after which time we estimate the plant will have an ethanol production capacity of 60-80 MMGPY.  Our obligations set forth in the letters of intent are subject to the negotiation and execution of definitive documentation and the parties may revise the transaction structure and/or substantially change the terms agreed upon in the previously executed letters of intent discussed above.  We can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.

Houston Facility

On May 13, 2006, we entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which Vertex Energy will sell us a 51% interest in its wholly owned subsidiary, Vertex Processing, L.P., which will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas.  The fuel produced by this facility will be sold under the “BioWillie” brand name to local markets and other areas of Texas.

As contemplated by the letter of intent, Vertex Energy will contribute to Vertex Processing real property and improvements, including an existing chemical processing facility.  We will acquire a 51% interest in Vertex Processing for a purchase price consisting of cash in the amount of $2.5 million and the issuance of 1,500,000 shares of our common stock to Vertex Energy.  In addition, we have agreed to contribute $850,000 to Vertex Processing to repay in full the outstanding balance of Vertex Energy’s existing $1.5 million line of credit and Vertex has agreed to contribute $850,000.  In addition, we have agreed to become an obligor on Vertex Processing’s existing $947,500 bank indebtedness; provided that our obligation will be limited to our percentage ownership in Vertex Processing.

After we close the transaction, the facility will be converted to a biodiesel production facility, which we anticipate will take approximately one month.  Upon completion of the conversion, we estimate the plant will have a biodiesel production capacity of 10-20 MMGPY.

As of August 14, 2006 and pursuant to the letter of intent, we have deposited $500,000 of the purchase price with Vertex Energy.  The deposit will reduce the purchase price payable at closing.  To the extent the deposit has been used for expenditures in connection with the conversion of the facility, we will forfeit the right to repayment of the portion of the deposit already spent on such conversion expenditures.  In the event the parties execute definitive documents and the transaction closes, the letter of intent provides that Vertex Energy will have an option, exercisable on the 180th day after the closing, to require us to repurchase the 1,500,000 shares of our common stock issued to Vertex Energy as part of the purchase price for $2.0 million.

Our rights and obligations set forth in the letter of intent are subject to the negotiation and execution of definitive documentation.  We can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.

Martin County, North Carolina

On June 7, 2006, we entered into a letter of intent with and DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina.

As contemplated by the letter of intent, Albermarle Bio-Refinery will acquire a 49% interest in the newly created company in exchange for contributing to the converted operating company real property and improvements, including permits and plans.  One of our wholly owned subsidiaries to be formed will acquire a 51% interest in the operating company in exchange for a purchase price consisting of cash in the amount of $25.0 million and the issuance of shares of common stock of the new subsidiary equal to 5% of the total authorized shares of such subsidiary.

A new ethanol production facility will be constructed by the new operating company in two phases.  We anticipate that the construction of phase I of the facility will take approximately 12 to 14 months, after which time we estimate the plant will produce approximately 55 MMGPY.  We anticipate that the construction of phase II will take approximately six months after the completion of phase I, after which time we estimate the plant will produce approximately an additional 55 MMGPY.

In connection with the non-binding letter of intent, we have loaned an aggregate of $5.0 million to Albermarle Bio-Refinery, Inc. as of August 14, 2006 for the purposes of permitting, engineering and site improvements.  In exchange for the loan, Albermarle Bio-Refinery, Inc. issued us two promissory notes, each of which bears interest at 4.85% and matures one year from the date of the note.  Principal and accrued interest are due at maturity.  Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by us will be reduced by the amount of any remaining principal and accrued and unpaid interest.

Our rights and obligations set forth in the non-binding letter of intent are subject to the negotiation and execution of definitive documentation.  We can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.

San Antonio, Texas Facility

On May 5, 2006, we signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc.  The facility, located near San Antonio, Texas, currently supplies most of its production of biodiesel to us, and is in the process of expanding its production capacity.  The facility’s current biodiesel production capacity is six MMGPY.  We plan to sell the fuel produced by this facility under our brand name “BioWillie” to local markets and other areas of Texas.  Our obligations set forth in the letters of intent are subject to the negotiation and execution of definitive documentation.  We can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.

Off-Balance Sheet Arrangements

At June 30, 2006, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information we are required to disclose be in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, our independent auditors identified deficiencies in our controls related to the identification and evaluation of potential derivative liabilities, valuation and recording of share-based compensation, and valuation and recording of beneficial conversion features associated with convertible debt.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies and during the three months ended June 30, 2006 have added additional accounting staff. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report of Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 3 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (except as noted in this Item 3) that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

H.C. Wainwright & Co., Inc. commenced an arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities.  H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs.  The arbitration proceeding is at an early stage and no discovery has been taken or dates established.  We are scheduled to file an answering statement on August 25, 2006.  We deny that we are liable to H.C. Wainwright for breach of contract and intend to vigorously defend this claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, we issued 1,800,000 shares of our common stock to Dr. Miguel Dabdoub in connection with the purchase of a membership interest in Earth Biofuels Technology Company, LLC.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

On March 31, 2006, pursuant to the closing of the merger with Southern Bio Fuels, we issued 2,933,333 shares of our common stock to the sole stockholder of Southern Bio Fuels.  The sale of these shares of our common stock to accredited investors was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On April 28, 2006, we entered into a securities purchase agreement, pursuant to which we issued 6,400,000 shares of our common stock to accredited investors, in consideration for the payment of approximately $3.2 million.  We will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity which will own and operate a planned ethanol plant in New Orleans, Louisiana.  The purchase agreement provides for an additional issuance of 6,400,000 shares of our common stock, if we have not timely consummated the acquisition of the equity interest in the planned New Orleans ethanol plant discussed below.  Contemporaneously with the execution and delivery of the securities purchase agreement, we entered into a registration rights agreement, pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement.  The sale of these shares of our common stock to accredited investors was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 12, 2006, we issued 125,000 shares of our common stock in connection with our April 20, 2006 acquisition of a 25% limited partnership interest in Trucker’s Corner, L.P.  In addition, Trucker’s Corner received $1.1 million from us and 25,000 shares of Apollo Resources’ common stock from Apollo Resources.  Our shares of common stock were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

On June 12, 2006, we issued 537,500 shares of our common stock to Biodiesel Venture, L.P. and 537,500 shares of our common stock to Willie H. Nelson in connection with a sublicense agreement entered into on April 1, 2006 with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted us an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarter ending June 30, 2006, we issued 231,250 shares of our common stock in repayment of a loan including accrued and unpaid interest thereon.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarter ending June 30, 2006, we issued 160,000 shares of our common stock to employees for services rendered and 1,430,274 shares of our common stock to for consulting services, of which 600,000 were issued to Herb Meyer, a member of our Board of Directors, under his consulting agreement.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarter ending June 30, 2006, we issued 5,799,088 for net proceeds of approximately $2.9 million in connection with private placement transactions.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarter ending June 30, 2006, we issued convertible notes and warrants to institutional investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. as follows:

•                  On May 4, 2006, we issued a $1.0 million convertible, secured promissory note, bearing interest at 7%, payable within thirty days upon demand by the holder, and convertible into shares of our common stock at a conversion price of $1.086 per share.  We also issued the investor a warrant to purchase 920,810 shares of our common stock, exercisable until May 31, 2001 at the lesser of $2.00 per share or 80% of the average trading price of our common stock for the thirty trading days prior to the exercise of the warrant.  We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the noteholder certain registration rights with respect to the shares of common stock underlying the convertible note and the warrant.  The note and warrant and a corresponding guarantee given by Apollo Resources, our majority stockholder, were subsequently cancelled by the holder in connection with Apollo Resources’ closing on July 21, 2006 of a securities purchase agreement with Greenwich Power.

•                  On May 26, 2006, we issued $5.0 million principal amount of 8% senior convertible promissory notes to a single institutional investor.  The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in August 2006.  The notes were not convertible until after August 2006, at which time the maturity date was extendable to November 2006 at the holder’s option.  The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  We also issued five-year warrants to purchase 750,000 shares of common stock to the investor and five-year warrants to purchase 18,750 shares of common stock to our placement agent, both at an exercise price of $3.84 per share.  We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the investor certain registration rights with respect to the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants.  The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006.  The warrants remain outstanding.

•                  On June 2, 2006, we issued a convertible note with a principal amount of $500,000 to one individual.  The note bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The note had a maturity date of April 28, 2007.  The note was convertible into shares of our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the noteholder certain registration rights with respect to the shares of common stock underlying the convertible notes.  On July 13, 2006, the holder of the note exercised its option to convert the notes, and we issued an aggregate of 1,000,000 shares of our common stock to such holder in exchange for the cancellation of the note.

•                  On June 7, 2006, we issued $10 million aggregate principal amount of senior convertible notes to four institutional investors.  The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in September 2006.  The notes were not convertible until after September 2006, at which time the maturity date was extendable to December 2006 at the holder’s option.  The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing.  We also issued to the investors five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to our placement agent, at an exercise price of $2.93 per share.  We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.  We granted the investor certain registration rights with respect to the shares of common stock underlying the convertible notes and warrants.  The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006.  The warrants remain outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2006, our board of directors approved and recommended to our stockholders an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 400,000,000.  Also on June 12, 2006, in accordance with Delaware law and our bylaws, Apollo Resources, the holder of a majority of our issued and outstanding shares of common stock, executed a written consent adopting and approving the amendment to our certificate of incorporation.  The written consent of common stockholders was executed by Apollo Resources which, as of June 12, 2006, held approximately 62% of the shares of common stock eligible to vote.  The amendment to our certificate of incorporation did not become effective until filing with the Secretary of State of Delaware on July 21, 2006.

ITEM 5.  OTHER INFORMATION

Appointment of New Director

Effective June 12, 2006, our Board of Directors appointed Mr. Herbert E. Meyer as a member of our board of directors.  On June 9, 2006, we entered into a consulting agreement with Mr. Meyer, pursuant to which he agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as we may request.  In exchange for such services, we issued Mr. Meyer, 600,000 shares of our common stock.  The agreement has a two-year term but is terminable by us upon thirty days written notice.

Approval of 2006 Stock Option and Award Plan

On April 27, 2006, our Board of Directors and a majority of our stockholders acted by unanimous written consent to approve and adopt our 2006 Stock Option and Award Plan. The plan is intended to aid in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future success, and rewarding those individuals who have contributed to our success. It is designed to aid in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain our employees, to use their best efforts to promote the success of our business, and to provide them with an opportunity to obtain or increase a proprietary interest in us through the granting of stock options and/or stock awards.  Eligible award recipients are employees and directors of our company and our subsidiaries and other individuals who are not employee by us as determined by the administrator of the plan.  The maximum number of shares of our common stock which may be issued under the plan may not exceed 5,000,000 shares, subject to certain adjustments.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the period ending September 30, 2005 filed by Earth Biofuels, Inc. with the SEC on November 23, 2005).

3.2

Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed by Earth Biofuels, Inc. with the SEC on July 11, 2006).

3.3

Bylaws of Earth Biofuels, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB for the period ending September 30, 2005 filed by Earth Biofuels, Inc. with the SEC on November 23, 2005).

*4.1	Specimen Certificate for shares of Common Stock of the Earth Biofuels, Inc.

*10.1	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Dennis G. McLaughlin, III.

*10.2	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Tommy W. Johnson.

*10.3	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Luckett, Jr.

*10.4	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.

*10.5	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.

*10.6	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.

*10.7	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.

*10.8	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

*10.9	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

*10.10	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

*10.11	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

*10.12	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.

*10.13	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.

*10.14	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.

*10.15	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

*10.16	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

*10.17	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

*10.18	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

10.19

Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).

10.20

Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).

*10.21	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.

*10.22	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.

*10.23	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.

*10.24	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.

*10.25	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.

10.26

Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

*10.27	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.

10.28

Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

*10.29	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.

*10.30	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.

10.31

8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

10.32

Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

*10.33	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.

*10.34	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

*10.35	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

*10.36	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

*10.37	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

10.38

Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.39

Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.40

Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

*10.41	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.

10.42

8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.43

Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)

10.44

8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.45

Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)

*10.46	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.

10.47

8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

*10.48	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

*10.49	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

*10.50	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.

*10.51	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

*10.52	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

*10.53	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.

*10.54	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

*10.55	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

*10.56	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.

*10.57	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.

*10.58	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.

*10.59	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.

*10.60	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.

10.61

Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.62

Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

*10.63	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.

*10.64	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.

*10.65	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.

10.66

Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.67

Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.68

Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC, and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).

*10.69	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.

*10.70	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.

*10.71	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.

*10.72	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.

*10.73	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.

*10.74	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

*10.75	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

*10.76	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.

+*10.77	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.

*10.78	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

+                    Management contract, compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.

Date: August 18, 2006	/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2006	/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)