Form 10QSB
period 2006-09-30
EARTH BIOFUELS INC
filed 2006-11-20
CIK 1268471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 10, 2006, there were 219,032,668 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

EARTH BIOFUELS, INC.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$41,609	$82,093
Trade accounts receivable, net	1,905,379	253,376
Accounts receivable — tax credits	—	374,381
Marketable securities, net	890,050	—
Inventory	252,638	131,391
Prepaid expenses & other current assets	20,506,719	40,401
Notes receivable	803,550	—
Notes receivable from related parties	2,960,621	—
Total Current Assets	27,360,566	881,642
Property and equipment, net	15,090,606	455,419
Investment - related party	100,000	—
Investments	41,531,996	—
Deferred financing fees	2,588,703	—
Other assets	413,106	261,384
Goodwill	3,981,280	3,981,280
Total Assets	$91,066,257	$5,579,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,946,203	$763,215
Accrued liabilities	2,834,656	—
Shares payable	—	4,210,248
Payables to related parties	3,037,217	1,442,569
Current portion of convertible promissory notes, net of discount of $6,431,122	2,702,212	—
Other current liabilities	—	110,664
Total Current Liabilities	12,520,288	6,526,696

Long-term convertible promissory notes, net of discount of $35,797,232	8,869,434	—

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Common stock, $.001 par value, 400,000,000 shares authorized, 203,976,749 and 161,591,036 shares issued and outstanding at September 30, 2006 and December 31, 2005	203,976	161,591
Additional paid-in capital	98,190,803	9,499,709
Deferred compensation	—	(98,500)
Other comprehensive income	(124,854)	—
Accumulated deficit	(28,593,390)	(10,509,771)
Total Stockholders’ Equity (Deficit)	69,676,535	(946,971)
Total Liabilities and Stockholders’ Equity (Deficit)	$91,066,257	$5,579,725

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Sales revenue	$9,382,652	$392,564	$13,278,542	$1,065,087
Energy production credits	919,809	—	1,817,961	—
Total revenues	10,302,461	392,564	15,096,503	1,065,087

Cost of sales	9,862,837	403,921	14,249,523	958,822
Gross profit (loss)	439,624	(11,357)	846,980	106,265

Compensation (including share based compensation of $6,776,290 and $16,740,900, respectively)	8,093,976	—	19,515,791	—
Other selling, general and administrative	4,789,378	454,417	9,920,369	683,381
Depreciation and amortization	261,701	877	273,059	2,167

Net loss from operations	(12,705,431)	(466,651)	(28,862,239)	(579,283)

Other income (expense)
Interest income	33,124	—	37,807	—
Interest expense, including penalties	(6,291,509)	—	(9,081,955)	—
Gain on derivatives	22,805,483	—	22,404,621	—
Loss on marketable securities	(401,637)	—	(401,637)	—
Other	(13,953)	3,362	(34,463)	3,362
Total other income	16,131,508	3,362	12,924,373	3,362

Net income (loss)	$3,426,077	$(463,289)	$(15,937,866)	$(575,921)

Net income (loss) per common share:

Basic	$0.02	$(0.06)	$(0.09)	$(0.12)
Diluted	$0.01	$(0.06)	$(0.08)	$(0.12)

Weighted average shares:
Basic	201,310,426	7,458,696	183,701,363	4,734,615
Diluted	229,520,149	7,458,696	195,722,678	4,734,615

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Members’ Capital	Prefered Stock	Common Stock Shares	Common Stock	Additional Paid In Capital	Other Comprehensive Income	Accumulated Deficit	Totals
Balance December 31, 2004	$60,000	$—	—	$—	$—	$—	$(56,199)	$3,801
Members contributions	260,000	—	—	—	—	—	—	260,000
Recapitalization	(320,000)	—	146,100,000	146,100	$173,900	—	—	—
Shares issued for cash	—	—	251,036	251	109,549	—	—	109,800
Shares issued for services	—	—	15,240,000	15,240	9,216,260	(98,500)	—	9,133,000
Net loss	—	—	—	—	—	—	(10,453,572)	(10,453,572)
Balance December 31, 2005	$—	$—	161,591,036	$161,591	$9,499,709	$(98,500)	$(10,509,771)	$(946,971)

Shares issued for cash	—	—	6,728,946	6,729	1,071,866	—	—	1,078,595
Shares issued for services	—	—	7,879,131	7,879	34,922,585	—	—	34,930,464
Shares issued for investments	—	—	24,777,626	24,777	23,505,557	—	—	23,530,334
Unrealized loss on marketable securities	—	—	—	—	—	(124,854)	—	(124,854)
Amortization of Deferred compensation	—	—	—	—	—	98,500	—	98,500
Net Changes in discounts on convertible debt and reversal of derivative liabilities and related discounts from retirements of debts	—	—	3,000,000	3,000	27,437,622	—	—	—
Net loss	—	—	—	—	—	—	(15,937,866)	(18,083,619)

Balance September 30, 2006	$—	$—	203,976,749	$203,976	$96,437,339	$(124,854)	$(26,447,637)	$70,068,8245

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(15,937,866)	$(575,921)
Non-cash Items Included in Net Loss:
Depreciation	273,059	2,167
Minority interest	—	(3,362)
Amortization of debt issuance costs	172,626	—
Gain on derivative	(22,404,621)	—
Realized losses on marketable securities	334,710	—
Debt discount amortization	6,499,534	—
Amortization of deferred compensation	98,500	—
Shares issued for employee compensation and other services	16,740,900	—

Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(1,652,003)	(137,891)
Accounts receivable — tax credits	374,381	—
Notes receivable	(3,764,171)	—
Inventory	(121,247)	3,962
Prepaid expenses & other current assets	(2,374,206)	—
Other assets	(151,722)	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,820,039	108,237
Property, sales and payroll taxes payable	(12,643)	27,194
Related party advances	1,594,447	113,058
Other liabilities	(110,739)	190
Net cash used in operating activities	(18,620,722)	(462,366)

Cash Flows From Investing Activities:
Purchases of marketable securities	(1,349,614)	—
Cash paid for investment in related party	(100,000)	—
Cash paid on investments	(25,845,996)	—
Cash paid for purchases of fixed assets	(5,550,914)	(229,280)
Net cash used in investing activities	(32,846,524)	(109,981)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,078,595	461,000
Proceeds from issuance of convertible debt	74,900,054	—
Repayments of convertible debt	(21,100,054)	—
Capital contributions	—	260,000
Cash paid for debt issuance cost	(3,451,833)	—
Net cash provided by financing activities	51,426,762	721,000

Net increase (decrease) in cash	(40,484)	29,354
Cash and cash equivalents:
Beginning of period	82,093	10,903
End of period	$41,609	$40,257
Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	272,332	—

Non-cash activity:
Value of shares issued in connection with conversion of debt	1,500,000	—
Value of shares issued to acquire assets of Southern Biofuels	7,157,333	—

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.              BASIS OF PRESENTATION

The unaudited consolidated financial statements of Earth Biofuels, Inc. (“Earth” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Earth’s latest Annual Report on Form 10-KSB filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2005 as reported in the Form 10-KSB, have been omitted.  The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Background — Earth Biofuels, Inc., (“Earth”) was incorporated in the state of Nevada on July 15, 2002. On September 13, 2005, Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. On October 7, 2005, Earth Biofuels, Inc. (the Mississippi company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005, the domicile of the Company was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation.

The consolidated financial statements include the accounts of Earth Biofuels, Inc, Earth Biofuels Operating, Inc., (“EBO”) which is the main operating subsidiary and its wholly owned subsidiaries Durant Biofuels, LLC., and The  Wing Sail Company d/b/a Distribution Drive, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations - The principal business of Earth is the production, supply and distribution of pure biodiesel fuel (B100) for sale directly to wholesalers and to be used as a blend stock to make B20, a petroleum diesel-based alternative fuel. The company utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel.

Accounting for Stock-Based Compensation — On April 27, 2006, our Board of Directors and a majority of our stockholders acted by unanimous written consent to approve and adopt our 2006 Stock Option and Award Plan. The plan is intended to aid in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future success, and rewarding those individuals who have contributed to our success. It is designed to aid in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain our employees, to use their best efforts to promote the success of our business, and to provide them with an opportunity to obtain or increase a proprietary interest in us through the granting of stock options and/or stock awards.  Eligible award recipients are employees and directors of our company and our subsidiaries and other individuals who are not employed by us as determined by the administrator of the plan.  The maximum number of shares of our common stock which may be issued under the plan may not exceed 5,000,000 shares, subject to certain adjustments.

During the quarter ending  September 30, 2006, the Company issued 2,082,867 restricted shares of the Company’s common stock to employees for services rendered and 6,430,000 restricted shares of the Company’s common stock for consulting services, of which 400,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement.  There have been no stock options granted as of September 30, 2006.

Accounting for Derivatives  — Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in Ener1’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the six and nine months ended September 30, 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.”  As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at September 30, 2006.

Net Loss Per Share Data — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding warrants until their exercise would be anti-dilutive.  Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that the Company declared in November, 2005.

Reclassifications — Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.              MARKETABLE SECURITIES

Earth’s investments consist primarily of available for sale securities totaling $698,000, and trading securities for approximately $192,000. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for available for sale securities, and realized gains or losses for trading securities.

3.              PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures that substantially increase the useful lives of the property and equipment are capitalized, whereas costs incurred to maintain the appearance and functionality of such assets are charged to repair and maintenance expense. Reviews are performed regularly to determine whether facts or circumstances exist that indicate the carrying values of our property and equipment are impaired. We assess the recoverability of our property and equipment by comparing the projected future undiscounted net cash flows associated with these assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the estimated fair market value of the assets.

On April 27, 2006, Earth acquired approximately eight acres of land in Durant, Oklahoma for $175,000 in anticipation of Earth’s plans to build an ethanol production facility.  The land is immediately adjacent to Earth’s existing biodiesel production facility such that the two facilities will be able to share the rail access at the site.  In addition, during the quarter ended  September 30, 2006, plant equipment acquisitions were made in the amount of $3,323,335, and $5,550,914 for the nine months ended September 30, 2006.

On May 4, 2006, we acquired approximately 4.5 acres of land in Greenville, Mississippi adjacent to the Mississippi River for approximately $275,000.  The property includes bulk storage tanks with a capacity of approximately one million gallons, barge loading/unloading facilities, and a fuel truck rack.  We plan to utilize the property for the construction of a biodiesel production plant.

4.              INVESTMENTS

Investments are comprised mainly of $41,281,996 in Earth’s funding of its ownership interests in investments that have not closed as of September 30, 2006.  Accordingly, these amounts are reported as non-current.  After these investments are closed, Earth will either consolidate the entities, recording minority interest, or record its interests on the equity method, as appropriate.  Because certain other investors will not contribute cash or other assets, or cash or assets in proportion to their ownership interest, Earth will recognize either losses on minority interest or loss on equity investments, as appropriate.

Letters of Intent - On April 24, 2006, Earth entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery.  Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of our common stock to HPS Development.  As of September 30, 2006 total advances were $27,066,996.

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which a newly created company will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas.  As contemplated by the letter of intent, Vertex Energy will acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility.  Earth will acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy.  As of September 30, 2006 total investment/advances were $4,320,000 relating to Vertex, which represent the issue of shares and a deposit of $500,000.

On May 5, 2006, Earth signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc.  The facility, located near San Antonio, Texas, currently supplies most of its production of biodiesel to us, and is in the process of expanding its production capacity.  The facility’s current biodiesel production capacity is 6 MMGPY.  We plan to sell the fuel produced by this facility under our brand name “BioWillie” to local markets and other areas of Texas. The Final agreement was executed on October 5th, 2006.

On June 7, 2006, Earth entered into a letter of intent with Earth Ethanol, Inc., one of our wholly owned subsidiaries, DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina.  In connection with the non-binding letter of intent, we have loaned an aggregate of $2,000,000 to Albermarle Bio-Refinery, Inc. as of the quarter ended September 30, 2006 for the purposes of acquiring 51% investment in a 50-million gallon ethanol production plant in Jamesville, NC.  The note bears interest at 4.85% and matures one year from the date of the note.  Principal and accrued interest are due at maturity.  Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by us will be reduced by the amount of any remaining principal and accrued and unpaid interest.  As of September 30, 2006 total advances were $5,150,000.

On September 21, 2006, Earth invested $5 million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a jointly-owned biodiesel plant with an annual capacity of 45 million gallons.  Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that the Company will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant.  The Company plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

Investments - also consist of a $250,000 payment for a 51% interest in a new entity (American Earth Fuels Company, LLC) which started operations subsequent to September 30, 2006.  The remaining $100,000 is a deposit for an asset purchase that did not close subsequent to September 30, 2006, and is expected to be returned.

Investment — related party - consists of an equity investment with less than 5% ownership interest in Blue Wireless.  The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment.  Earth will account for this investment under the equity method.

5.              CONVERTIBLE DEBT

On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which the Company issued an 8% senior convertible note with a principal amount of $5.0 million to one institutional investor.  The Company also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to the Company’s placement agent, both at an exercise price of $2.50 per share. On July 24, 2006, the Company used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on this note.

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and the Company issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which the Company issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional  investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to the Company’s placement agent, at $2.90 per share.  At the date of issuance the warrants had a relative fair value of $18,808,359, and the company recognized a beneficial conversion feature in the amount of $42,906,599 based on the intrinsic value of the conversion feature.  Amortization on the debt discount totaled $678,245 for the quarter ended September 30, 2006.

Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June, and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

 In connection with the 8% senior convertible notes issued in July, 2006, Earth incurred loan costs in the amount of $3,452,000 which will be amortized over the term of the convertible notes.

On August 11, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional  investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in  March, 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

Earth will use the debt proceeds, in concert with other funds, for the acquisition of an ethanol production plant, two biodiesel production facilities and for other general corporate purposes, including working capital to support growth and capital expenditures associated with new project development.

During the second quarter of 2006, Earth received proceeds under various convertible notes with warrants totaling approximately $17.5 million.  The conversion features and exercise prices were at different variable market prices.  As such, the Company evaluated the application of  Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), and EITF 00-19 for convertible debt issued in the first, second  and third quarters of fiscal 2006, as well as warrants issued in connection with the debt offerings.  Based on the guidance in SFAS No. 133 and EITF 00-19, the Company concluded that instruments were required to be accounted for as derivatives during the second quarter of fiscal 2006.  SFAS No. 133 and EITF 00-19 required the Company to bifurcate and separately account for the conversion features of the convertible debt as embedded derivatives.  In addition, on May 26, 2006, the Company issued convertible debt that was convertible into an indeterminate number of shares.  As a result, the conversion features and warrants associated with the convertible debt were determined to be derivatives under SFAS No. 133 and EITF 00-19 for this debt in the second quarter also.  The Company determined that the conversion features and the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities in the second quarter.

The Company recorded the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability” for the second quarter.  The May 26, 2006 debt was converted on July 14, 2006, and the remaining instruments were repaid with the proceeds from the July 24, 2006 issues.  Based on the companies analysis and application of  Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), there were additional derivative liabilities necessary to be recorded for  the third quarter security issue totaling $5,000,000, however, the related debt was also repaid with the second quarter liabilities and as such all derivative liabilities were reversed as appropriate.  In addition, the remaining discounts were reversed to additional paid in capital for the quarter ended September 30, 2006. See Stockholders’ Equity for further discussion of registration rights and evaluation of the Company’s convertible debts.

6.              STOCKHOLDERS’ EQUITY

Common Stock and Warrants

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

Private Offerings - On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which the Company issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to the Company’s placement agent, at $2.90 per share.

On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which the Company issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in March, 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

The Company was obligated under a Registration Rights Agreements to file, on the 30th day following the agreements a Registration Statement with the SEC registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offering. If (i) the Company did not file the Registration Statement within the time period prescribed, or (ii) the Company failed to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that the Company is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed,” or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the SEC on or before 120 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all securities registered there under, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause

(i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as “Event Date”), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, the Company is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% per month of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If the Company fails to pay any partial liquidated damages in full within seven days after the date payable, the Company is required to pay interest thereon at a rate of 15% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of the Company’s common stock, or warrants to purchase shares of common stock, can cause the Company to register such shares for resale in connection with the Company’s filing of a Registration Statement with the SEC to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

Acquisitions

On March 31, 2006, Earth  entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels.  Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into the Company, with the Company being the surviving corporation.  In connection with the merger, the Company paid $2,200,000 in cash and issued 2,933,333 shares valued at $7,157,000 of its common stock to the sole stockholder of Southern Bio - Fuels.

On April 20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of the Company’s common stock valued at $1,120,000, and 250,000 shares of Apollo Resources common stock.

Earth Biofuels Technology Company.  On May 4, 2006, we agreed with Dr. Miguel Dabdoub to form a technology company by the name of  “Earth Biofuels Technology Company, LLC,” to be owned 50% by us and 50% by Dr. Dabdoub.  In exchange for our 50% interest, we paid $225,000 and we issued 1,800,000 shares of our common stock valued at $4,410,000 to Dr. Dabdoub and Apollo Resources issued 100,000 shares of its common stock to Dr. Dabdoub.  Dr. Dabdoub, an expert in the field of biodiesel production facility technologies, has contributed an exclusive license to the technology company to make use of his proprietary technologies, for use in North America.  Accordingly, the purpose of the new entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities.

On June 12, 2006, Earth issued 537,500 shares of our common stock to Biodiesel Venture, L.P. and 537,500 shares of our common stock valued at $2,496,000 to Willie H. Nelson in connection with a sublicense agreement entered into on April 1, 2006 with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted us an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark.

During the third quarter the company issued 1,600,000 in shares with regard to the investment in Vertex discussed below under advances. The value of these shares was $4,320,000 on the date of issuance.

Stock based Compensation

Stock Awards and Compensation-During the quarter ending September 30, 2006, the Company issued 2,082,867 shares of the Company’s common stock to employees for services rendered and 6,430,000 shares of the Company’s common stock to for consulting services, of which 400,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement.

The shares were valued at market, totaling $19,924,408 with $291,873 recognized as share based compensation expense and with $18,512,535 recognized as  prepaid expense reflecting shares issued prior to services having been completed, and net of cancellation of shares previously issued for services totaling $1,120,000.  For the same period, Earth issued 2,082,867 shares for employee compensation.  The shares were valued at market, totaling $6,484,417 of share-based compensation expense.

7.              RELATED PARTY TRANSACTIONS

Acquisitions

In September 2006, the Company sold Eastern Shelf Partners, LLC (a working interest in a series of oil and natural gas interests, pursuant to an acquisition, exploration and development agreement entered into on June 22, 2006 between Eastern Shelf and Apollo Resources, International, Inc., our majority stockholder) back to the parent company, Apollo.  Pursuant to the arrangement, the parties have agreed to provide for reimbursement of the companies interest as of September 30, 2006.

On April 20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of the Company’s common stock and 250,000 shares of Apollo Resources common stock.  Willie H. Nelson, who serves on the Company’s board of directors, is also a limited partner of Trucker’s Corner.  As of September 30, 2006 the company had made advances totaling $515,738 to the partnership in connection with the remodeling of the flagship station owned by the partnership.

On April 1, 2006, Earth entered into a sublicense agreement with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted the Company an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark. The sublicense has a two-year term and is renewable by the Company for four successive two-year terms (for a total term of ten years) so long as the Company is in compliance with the terms of the sublicense.  In connection with the sublicense, in June 2006, the Company issued 537,500 shares of its common stock to each of Biodiesel Venture and Mr. Nelson.  During the term of the sublicense, the Company has agreed to pay to each of Biodiesel Venture and Mr. Nelson annual royalties of $0.01 per gallon of biodiesel fuel branded with the BioWillie trademark that the Company sell, with a minimum annual royalty of $150,000 payable to each of Biodiesel Venture and Mr. Nelson.  Mr. Nelson, who serves on the Company’s board of directors, is a limited partner of Biodiesel Venture and is the sole owner and manager of the general partner of Biodiesel Venture.

On March 31, 2006, Earth  entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels.  Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into the Company, with the Company being the surviving corporation.  In connection with the merger, the Company paid $2,200,000 in cash and issued 2,933,333 shares of its common stock to the sole stockholder of Southern Bio Fuels.  Upon completion of the merger, we acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma.  Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a member of the Company’s Board of Directors.  The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., the Company’s majority stockholder.

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

Affiliates

On June 9, 2006, Earth entered into a consulting agreement with Herbert E. Meyer, a member of the Company’s Board of Directors, pursuant to which Mr. Meyer agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as that the Company may request.  In exchange for such services, the Company issued Mr. Meyer, 400,000 shares of its common stock, for services rendered the third quarter of 2006.  The agreement has a two-year term but is terminable by the Company upon thirty days written notice.

Other advances to related parties consist of a Note Receivable from Blue Wireless of $471,041.

In January 2006, Earth entered into an intercompany credit agreement with Apollo Resources pursuant to which Apollo Resources may make advances to the Company in connection with amounts the Company owes to Apollo Resources for fees, expenses and costs it incurs on our behalf.  Any advances made will bear interest at 7%.  As of September 30, 2006, the Company owed Apollo $2,947,217 under this credit agreement.  In addition, the company owed the Chairman of the Board $90,000.

Effective October 17, 2005, the Company leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a member of the Company’s Board of Directors.  The lease has a five-year term, and requires lease payments of $10,000 per month.  The Company is responsible for operations and repair and maintenance of the facility.

Earth also leases an office building in Jackson, Mississippi from R. Bruce Blackwell.  Pursuant to these leases, the Company pays an aggregate of $6,834 on a month to month basis.

8.              SUBSEQUENT EVENTS

Subsequent to September 30, 2006 Earth renegotiated the securities purchase agreement originally entered into on July 24, 2006. The conversion features and warrant exercise prices were amended to reflect more marketable rates.  As such, any derivative issues and re-measurement of beneficial conversion features will be properly reflected in subsequent periods.  The new terms significantly impact the conversion features and related debt discounts. Management will evaluate the impact of these changes in consideration of EITF’s 02-04, 05-07, 00-19 and FAS 133.

The Company plans to begin acquiring and operating retail service stations through its majority-owned subsidiary, American Earth Fuels Company (AEFC). Newly formed in September, 2006 for the purpose of creating the principal distribution channel for Earth Biofuels and its related companies, AEFC plans to sell biodiesel and ethanol fuel products, as well as traditional petroleum fuel products, to consumers around the nation. Earth Biofuels, the exclusive distributor for BioWillie biodiesel fuel, will distribute BioWillie and ethanol fuel to AEFC’s retail stations as required in order to meet the demands of AEFC’s customers.

Earth has also entered into negotiations to purchase a liquid natural gas production company.  This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and Mexico. The proposed acquisition is currently being evaluated by independent appraisers and will be purchased from the parent “Apollo” and other third party investors.

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

Our primary source of revenue is the sale of biodiesel fuels and related energy production credits.  Our sales revenue is a function of the volume of biodiesel we sell and the price at which we sell the biodiesel.  The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our biodiesel are largely determined by the market supply and demand for biodiesel, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources.  We blend and market our biodiesel directly to fuel stations.  Our distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States.  We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas.

Our gross profit is derived from our total revenues less our cost of sales.  Our cost of sales is affected by the cost of the biodiesel we purchase from producers.  We purchase biodiesel both on the spot market and pursuant to fixed supply agreements.  The price of our purchases of biodiesel on the open market are affected by supply and demand for biodiesel fuel and the cost of raw materials used by the producers from whom we purchase biodiesel, such as soy oil.  We have entered into a nine-month supply agreement pursuant to which we have agreed to purchase 1,000,000 gallons per month.  Because we are required to purchase these quantities of biodiesel regardless of our demand for biodiesel or ability to distribute the product, our results of operations could be materially adversely affected if there is a decrease in the demand for our biodiesel fuel.  This purchase contract was cancelled October 1, 2006. In July 2006, we commenced production of biodiesel fuel from one of our own production facilities in Durant, Oklahoma from which we expect annual production of approximately 20 MMGPY.  As we implement our facility construction and expansion strategy, we expect our cost of sales to be impacted by our cost of raw materials used in the production of biodiesel.

Third Quarter Highlights

The following are certain highlights that occurred during the second quarter:

•                  Our total revenue during the three months ended September 30, 2006 was $10.3 million and related primarily to sales of biodiesel.

•                  We entered into letters of intent and are currently in discussions relating to our entry into four separate joint ventures to purchase, construct, expand and/or retrofit ethanol facilities in Plaquemines Parish, Louisiana, and in Martin County, North Carolina and biodiesel production facilities in Texas and Illinois.  Our obligations set forth in these letters of intent are subject to the negotiation and execution of definitive documentation.  We can make no assurances that the final terms of any of the transactions will conform to the terms of the letters of intent or that the parties will even enter into definitive documents. These negotiations are ongoing as of the end of the third quarter.

•                  During the third quarter of 2006, we received net proceeds of $53.6 million from the issuance of senior convertible notes.  We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.

Recent Developments

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

Revenue Recognition —  The geographic location of our customer base is primarily in the state of Mississippi and the Dallas, Texas market, although management intends to expand operations throughout the Southeastern and Southwestern United States.  Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers.  We record revenue from federal incentive programs related to the production of biodiesel when we have produced, sold, blended the biodiesel, and completed all the requirements of the applicable incentive program.

Business Combinations —  Business combinations are accounted for using the purchase method.  Under the purchase method, we report the acquired entities’ assets and liabilities at fair market value as of the date of purchase.  Any excess of the fair market value of the consideration given over the fair market value of the net assets acquired is reported as goodwill.  If the fair market value of the consideration given is less than the fair market value of the net assets acquired, the resulting excess of fair value of acquired net assets over the cost of the acquired entity is allocated, on a pro rata basis, against certain assets acquired in the business combination.  If any excess over cost remains after reducing certain assets to zero, the remaining excess is recognized as an extraordinary gain.

Accounting for Stock Based Compensation — On April 27, 2006, our Board of Directors and a majority of our stockholders acted by unanimous written consent to approve and adopt our 2006 Stock Option and Award Plan. The plan is intended to aid in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future success, and rewarding those individuals who have contributed to our success. It is designed to aid in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain our employees, to use their best efforts to promote the success of our business, and to provide them with an opportunity to obtain or increase a proprietary interest in us through the granting of stock options and/or stock awards.  Eligible award recipients are employees and directors of our Company and our subsidiaries and other individuals who are not employee by us as determined by the administrator of the plan.  The maximum number of shares of our common stock which may be issued under the plan may not exceed 5,000,000 shares, subject to certain adjustments.

During the quarter ending September 30, 2006, the Company issued 2,082,867 restricted shares of the Company’s common stock to employees for services rendered and 6,430,00 restricted shares of the Company’s common stock for consulting services, of which 400,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement. There have been no stock options granted as of September 30, 2006.

Accounting for Derivatives  — Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in Ener1’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the six and nine months ended September 30, 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.”  As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at September 30, 2006.

Net Loss Per Share Data — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding warrants until their exercise would be anti-dilutive.  Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that the Company declared in November, 2005.

Reclassifications — Certain previously reported amounts have been reclassified to conform to the current presentation.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Results of Operations

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated.  All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Sales revenue	91.1%	100.0%	88.0%	100.0%
Energy production credits	8.9%	—	12.0%	—
Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	95.7%	102.9%	94.4%	90.0%
Gross profit	4.3%	(2.9)%	5.6%	10.0%

Compensation	78.6%	—	129.3%	—
Other selling, general and administrative	46.5%	115.8%	65.7%	64.2%
Depreciation and amortization	2.5%		1.8%	.2%

Net loss from operations	(123.3)%	(118.9)%	(191.2)%	(54.4)%

Other income (expense)
Interest income	0.3%	—	0.3%	—
Interest expense	(61.1)%	—	(60.16)%	—
Gain on derivatives	221.36%		148.41%
Loss on marketable securities	(3.9)%	—	(2.7)%	—
Other expenses	(0.1)%	.9%	(0.1)%	.3%
Total other income (expense)	156.56%	.9%	85.75%	.3%

Net income (loss)	33.26%	(118.0)%	(105.45)%	(54.1)%

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue.  Total revenue for the nine months ended September 30, 2006 increased $14 million, or 1317%, to approximately $15.1 million from approximately $1.1 million for the nine months ended September 30, 2005.  The increase in total revenue is primarily the result of increased sales of biodiesel.  During the nine months ended September 30, 2006, we sold approximately 7,085,189 gallons of biodiesel.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2006 increased $13.3 million, or 1386%, to approximately $14.2 million from approximately $1 million for the nine months ended September 30, 2005.  Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials.  The increase in cost of sales is primarily the result of increased sales of biodiesel.

Compensation.  Compensation the nine months ended September 30, 2006 was approximately $19.5 million and related primarily to shares issued to consultants for employees and consulting services.  The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses the nine months ended September 30, 2006 increased $9.9 million from approximately $683,000 for the nine months ended September 30, 2005.  These costs consist of approximately $946,000 for travel expenses, $2.7 million of consulting expenses, $3.5 million in  professional fees, $892,000 in advertising costs,  and $1.2 million for other office operating expenses.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 30, 2006 increased to approximately $273,000 from $2,000 for the nine months ended September 30, 2005.  The increase in depreciation and amortization is related primarily to purchases of plant and equipment.

Interest Income.   Interest income the nine months ended September 30, 2006 increased to approximately $33,000 from zero for the nine months ended September 30, 2005.   Interest income related to interest earned on our savings account.

Gain on Derivatives. Gain on derivatives the nine months ended September 30, 2006 increased to approximately $22.4 million from zero for the nine months ended September 30, 2005.  Gain on derivatives related to convertible debt and warrants issued during the year.

Loss on marketable securities.  Loss on marketable securities for the nine months ended September 30, 2006 increased to approximately $402,000 from zero for the three months ended September 30, 2005.  Loss on marketable securities related to mark to market on fuel futures.

Interest Expense.   Interest expense related to derivatives for the nine months ended September 30, 2006 increased to approximately $9.1 million from zero for the nine months ended September 30, 2005.  Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and derivative liabilities.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue.  Total revenue for the three months ended September 30, 2006 increased $9.9 million, or 2524%, to approximately $10.3 million from approxmiately $393,000 for the three months ended September 30, 2005.  The increase in total revenue is primarily the result of increased sales of biodiesel.  During the three months ended September 30, 2006, we sold approximately 3,312,620 gallons of biodiesel.

Cost of Sales.  Cost of sales for the three months ended September 30, 2006 increased $9.5 million, or 2341%, to approximately $9.9 million from approximately $404,000 for the three months ended September 30, 2005.  Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials.  The increase in cost of sales is primarily the result of increased sales of biodiesel.

Compensation. Compensation for the three months ended September 30, 2006 was approximately $8 million and related primarily to shares issued to employees and consultants for consulting services.  The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for the three months ended September 30, 2006 increased $4.1 million from approximately $454,000 for the three months ended September 30, 2005.  These costs consist of approximately $467,000 of travel expenses, $1.9 million in professional fees and $1.9 million of other office and operating expenses.

Depreciation and Amortization .  Depreciation and amortization for the three months ended September 30, 2006 increased to approximately $262,000 from $1,000 for the three months ended September 30, 2006.  The increase in depreciation and amortization is primarily related to acquisitions of plant and equipment.

Interest Income.   Interest income for the three months ended September 30, 2006 increased to $33,000 from zero for the three months ended September 30, 2005. Interest income related to interest earned on our savings account.

Gain on Derivatives. Gain on derivatives the three months ended September 30, 2006 increased to approximately $22.8 million from zero for the three months ended September 30, 2005.  Gain on derivatives related to convertible debt and warrants reversed during the quarter.

Loss on marketable securities.  Loss on marketable securities for the three months ended September 30, 2006 increased to approximately $415,000 from zero. The loss on marketable securities related to mark to market adjustments on fuel futures.

Interest Expense Related to Derivatives.   Interest expense related to derivatives for the three months ended September 30, 2006 increased to approximately $6.3 million from zero for the three months ended September 30, 2005.  Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and derivative liabilities.

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

Net cash used in operating activities was approximately $18.6 million for the nine months ended September 30, 2006, compared to net cash used in operating activities of approximately $462,000 for the same period in 2005.  The increase in net cash flow used in operating activities relates to increasing operating costs as we ramp-up our operations, including higher cost of good sold, other selling, general and administrative expenses and interest expense.

Net cash used in investing activities was $32.8 million the nine months ended September 30, 2006, compared to net cash used in investing activities of  approximately $109,000 for the same period in 2005.  The increase in net cash used in investing activities relates to purchases of fixed assets in the amount of approximately $5.6 million for our Durant, Oklahoma facility and advances of approximately $25.9 million during the nine months ended September 30, 2006 related to letters of intent we have entered into to own and operate biodiesel and ethanol facilities.

Net cash provided by financing activities was $51.4 million the nine months ended September 30, 2006, compared to net cash provided by financing activities of approximately $721,000 for the same period in 2005.  Cash flows provided by financing activities during the nine months ended September 30, 2006 relate primarily to the issuance of senior convertible debts totaling of with net proceeds of $74.9 million, less the repayment of prior debts of $21.1 million,  and offset by debt issuance costs of $3.4 million.

Cash and cash equivalents as of December 31, 2005 were insufficient to provide the capital we needed to operate and expand.  During May and June of 2006 we issued $17.5 million in bridge notes.  These notes were repaid pursuant to a private placement totaling $52.5 million in July 2006.  The proceeds of the convertible promissory notes enabled us to continue operating during the first nine months of 2006.

Current and Future Financing Needs

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

We incurred net losses and negative cash flows from operations of approximately $16 million and $18.6 million, respectively, as of the nine months ended September 30, 2006.  We had $41,609 of cash and cash equivalents at September 30, 2006.  Our working capital at September 30, 2006 was $14,840,278.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.  Based on our current plans, we believe that after consideration of the net proceeds of the $52.5 million offering and future private sales of our shares, we have sufficient funds to enable us to meet our planned operating needs for at least the twelve month period subsequent to the balance sheet date, September 30, 2006. In addition, we are currently working to secure a $12.5 million Senior Secured Bridge Term Loan, in November, 2006.

The company is acquiring a liquid natural gas (“LNG”) production company.  This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities.  The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications.  The company currently produces 86,000 gallons per day. Earth expects subsequent to acquisition revenues will increase approximately $25 million per year related to LNG sales.

Off-Balance Sheet Arrangements

At September 30, 2006, we had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information we are required to disclose be in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Specifically, our independent auditors identified deficiencies in our controls related to the identification and evaluation of potential derivative liabilities, valuation and recording of share-based compensation, and valuation and recording of beneficial conversion features associated with convertible debt.  We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies and during the three months ended September 30, 2006 have added additional accounting staff. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

H.C. Wainwright & Co., Inc. (“HCW”) commenced an arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities.  H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs.  The Company filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract.  Among other things, the Company assets that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce the Company in to the alleged agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established.  The Company intends to vigorously defend this claim.

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

During the quarter ending September 30, 2006, we issued 3,000,000 shares of our common stock in repayment of a loan including accrued and unpaid interest thereon.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarter ending September 30, 2006, we issued 2,082,867 shares of our common stock to employees for services rendered and 2,430,000 shares of our common stock to for consulting services, of which 4,600,000 were issued to Herb Meyer, a member of our Board of Directors, under his consulting agreement.  These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

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

•                  On June 2, 2006, we issued a convertible note with a principal amount of $500,000 to one individual.  The note bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007.  The note had a maturity date of April 28, 2007.  The note was convertible into shares of our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes.  We granted the note holder certain registration rights with respect to the shares of common stock underlying the convertible notes.  On July 13, 2006, the holder of the note exercised its option to convert the notes, and we issued an aggregate of 1,000,000 shares of our common stock to such holder in exchange for the cancellation of the note.

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

•                  On July 10, 2006, the Company entered into a securities purchase agreement, pursuant to which the Company issued a 8% senior convertible note with a principal amount of $5.0 million to one institutional investor.  The Company also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to the Company’s placement agent, both at an exercise price of $2.50 per share.  On July 24, 2006, the Company used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on this note.

•                  On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and the Company issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

•                  On July 24, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional  investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to the Company’s placement agent, at $2.90 per share.  The Company used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

•                  In connection with the 8% senior convertible notes issued in July, 2006, Earth incurred loan costs in the amount of $3,452,000 which will be amortized over the term of the convertible notes.

•                  On August 11, 2006, the Company entered into a securities purchase agreement pursuant to which the Company issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional  investors.  The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share.  In 2007, the coupon may decline to 6% upon the Company achieving certain financial milestones.  The notes will begin to amortize in equal, quarterly payments beginning in  March, 2007.  In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

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

*10.69	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.

*10.70	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.

*10.71	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.

*10.72	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.

*10.73	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.

*10.74	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

*10.75	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

*10.76	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.

+*10.77	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.

*10.78	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.

*10.79	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.

*10.80	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.

*10.81	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.

*10.82	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.

*10.83	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.

*10.84	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.

*10.85	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.

*10.86	Form of Warrant to puchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

+                    Management contract, compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.

Date: November 20, 2006	/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2006	/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)