Form 10QSB/A
period 2006-09-30
EARTH BIOFUELS INC
filed 2006-11-21
CIK 1268471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EARTH BIOFUELS, INC.

TABLE OF CONTENTS

FORM 10-QSB QUARTERLY REPORT

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$41,609	$82,093
Trade accounts receivable, net	1,905,379	253,376
Accounts receivable — tax credits	—	374,381
Marketable securities, net	890,050	—
Inventory	252,638	131,391
Prepaid expenses & other current assets	20,506,719	40,401
Notes receivable	803,550	—
Notes receivable from related parties	2,960,621	—
Total Current Assets	27,360,566	881,642
Property and equipment, net	15,090,606	455,419
Investment - related party	100,000	—
Investments	41,531,996	—
Deferred financing fees	2,588,703	—
Other assets	413,106	261,384
Goodwill	3,981,280	3,981,280
Total Assets	$91,066,257	$5,579,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,946,203	$763,215
Accrued liabilities	2,834,656	—
Shares payable	—	4,210,248
Payables to related parties	3,037,217	1,442,569
Current portion of convertible promissory notes, net of discount of $6,623,411	2,309,923	—
Other current liabilities	—	110,664
Total Current Liabilities	12,127,999	6,526,696

Long-term convertible promissory notes, net of discount of $35,797,232	8,869,434	—

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Common stock, $.001 par value, 400,000,000 shares authorized, 203,976,749 and 161,591,036 shares issued and outstanding at September 30, 2006 and December 31, 2005	203,976	161,591
Additional paid-in capital	96,437,339	9,499,709
Deferred compensation	—	(98,500)
Other comprehensive income	(124,854)	—
Accumulated deficit	(26,447,637)	(10,509,771)
Total Stockholders’ Equity (Deficit)	70,068,824	(946,971)
Total Liabilities and Stockholders’ Equity (Deficit)	$91,066,257	$5,579,725

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

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Members’ Capital	Prefered Stock	Common Stock Shares	Common Stock	Additional Paid In Capital	Other Comprehensive Income	Accumulated Deficit	Totals
Balance December 31, 2004	$60,000	$—	—	$—	$—	$—	$(56,199)	$3,801
Members contributions	260,000	—	—	—	—	—	—	260,000
Recapitalization	(320,000)	—	146,100,000	146,100	$173,900	—	—	—
Shares issued for cash	—	—	251,036	251	109,549	—	—	109,800
Shares issued for services	—	—	15,240,000	15,240	9,216,260	(98,500)	—	9,133,000
Net loss	—	—	—	—	—	—	(10,453,572)	(10,453,572)
Balance December 31, 2005	$—	$—	161,591,036	$161,591	$9,499,709	$(98,500)	$(10,509,771)	$(946,971)

Shares issued for cash	—	—	6,728,946	6,729	1,071,866	—	—	1,078,595
Shares issued for services	—	—	7,879,131	7,879	34,922,585	—	—	34,930,464
Shares issued for investments	—	—	24,777,626	24,777	23,505,557	—	—	23,530,334
Unrealized loss on marketable securities	—	—	—	—	—	(124,854)	—	(124,854)
Amortization of Deferred compensation	—	—	—	—	—	98,500	—	98,500
Net Changes in discounts on convertible debt and reversal of derivative liabilities and related discounts from retirements of debts	—	—	3,000,000	3,000	29,583,375	—	—	29,586,375
Net loss	—	—	—	—	—	—	(15,937,866)	(18,083,619)

Balance September 30, 2006	$—	$—	203,976,749	$203,976	$96,437,339	$(124,854)	$(26,447,637)	$70,068,824

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the six and nine months ended September 30, 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.”  As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at September 30, 2006.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the six and nine months ended September 30, 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.”  As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at September 30, 2006.

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