Form 10KSB
period 2006-12-31
EARTH BIOFUELS INC
filed 2007-05-18
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 31, 2006 the registrant reported revenue of $39,737,000.

As of March 28, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $100,328,447 based on the OTC Bulletin Board closing price of $.40.

As of March 28, 2007, there were 250,821,118 shares of the registrant’s common stock outstanding, of which 2,175,261 were free trading shares.

PART I

Item 1.	Business.

EARTH

Background — Earth Biofuels, Inc., (“Earth”, “Earth Biofuels”, or the “company”) is a Delaware corporation, headquartered in Dallas, Texas. Earth was originally incorporated as Meadow Springs, Inc., in the state of Nevada on July 15, 2002. Through a reverse merger, effective October 7, 2005, Earth acquired an 80% ownership interest in Earth Biofuels, Inc. (a Mississippi company currently named Earth Biofuels Operating Inc. (“EBO”)) and relinquished an 80% ownership interest to Apollo Resources International, Inc. (“Apollo”, the parent), a Utah corporation. As a consequence, Earth is a subsidiary of Apollo. Effective November 14, 2005, Earth moved its domicile from Nevada and was merged and reincorporated in Delaware as Earth Biofuels, Inc.

Earth formed the following wholly owned subsidiaries during 2006. Earth Ethanol, Inc. (“Earth Ethanol”), Earth LNG Inc. (“LNG”) and American Earth Fuels Co, LLC (“American Earth”). In addition, Earth acquired all the outstanding stock of Earth Biofuels Distribution formerly The Wing Sail Company d/b/a Distribution Drive, Inc.(“Distribution Drive”), and Apollo Earth LNG Inc. These entities are further discussed below.

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel, ethanol and liquid natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic, biodegradable diesel fuel made from soybean and other vegetable oils, and used or recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various Ethanol plants. The plants are currently under construction, however there were no operations as of year end December 31, 2006. Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, and is produced primarily from corn and wheat. Earth also produces and distributes liquefied natural gas, or lng, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

Earth maintains an Internet website at www.earthbiofuels.net.

Acquisitions — On November 22, 2006, Earth acquired all of the issued and outstanding shares of Apollo LNG, Inc (The “LNG Business”) in exchange for 18,844,222 shares of Earth’s common stock as consideration. The LNG Business had been previously acquired by Earth’s parent Apollo on December 7, 2005. The shares were contributed to a newly formed company named Earth LNG Inc. (“LNG”). The primary operations are located in Arizona and California.

On November 29, 2005, Earth executed a stock purchase agreement to acquire 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). This transaction was closed on February 28, 2006. Earth designated November 29, 2005 as the acquisition date for accounting purposes as this was the date management took control of the assets and operations of Distribution Drive. In consideration for the sale to Earth of all of the outstanding shares of Distribution Drive, Earth issued 6,667,800 restricted shares of its common stock to the owner, who subsequently became an employee of Earth.

OPERATIONS

The Energy Policy Act of 1992 (EPAct) was passed by Congress to increase compliance with amendments to the Clean Air Act of 1990, the Pollution Prevention Act of 1990, and to reduce the nation’s dependence on imported petroleum. The EPAct requires over 75% of new vehicle purchases by certain federal state and alternative fuel provider fleets to be alternative fueled vehicles (AFVs). Compliance with the EPAct is met by credits awarded for acquisition of AFVs. Alternative fuel includes ethanol (85%), natural gas fuels and B20 (biodiesel fuel containing at least 80% petroleum diesel fuel and 20% biodiesel).

The Energy Conservation and Reauthorization Act of 1998 were amended to allow credit for B20 use, instead of purchasing an AFV, effective January 2001. The American Jobs Creation Act of 2004, Public Law 108-357, made changes affecting fuel tax credits and refunds. The Act allows the biodiesel mixture credit (blender’s credit) to be taken against any fuel tax liability: a $1.00 per gallon credit for virgin agri biodiesel (made from virgin vegetable oils); and a $0.50 per gallon credit for biodiesel made from previously used vegetable oils or animal fats. The credits are available to the particular company that actually blends B100 with diesel fuel.

On August 8, 2005, President Bush signed the EPAct of 2005, further encouraging energy compliance through incentives, including offering credits for the purchase of hybrid vehicles and a 30% credit to fueling stations for the cost of installing AFV refueling equipment, resulting in increased access to the general public through retail pumps throughout the country. Biodiesel is registered as a fuel and fuel additive with the Environmental Protection Agency (EPA) and meets clean diesel standards established by the California Air Resources Board (CARB). Pure biodiesel (B100) has been designated as an alternative fuel by the Department of Energy (DOE) and the US Department of Transportation.

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

Earth Biofuels is in the business of providing balanced energy solutions. By this, we mean that biofuels such as biodiesel and ethanol provide real solutions to the myriad of challenges facing America with regard to our current and future energy needs. Further, biofuels are integral to restoring balance to the nation’s economy and air quality.

Biofuels can provide a measurable reduction in America’s dependence on foreign oil by displacing petroleum-based fuels with their agricultural counterparts. Derived from crops such as corn, soybeans, canola, and sugar, biofuels can be produced domestically in significant quantities, thereby reducing oil imports by comparable volumes and relieving pressure from the nation’s already strained oil refineries. According to the Energy Information Administration, the U.S. produced over 3.9 billion gallons of ethanol in 2005, or approximately 3% of all gasoline consumed. Though biodiesel and ethanol are collectively referred to as biofuels, they are quite distinct in how they are produced and utilized.

Biodiesel can be refined from a variety of vegetable oils and animal fats to be burned in most any diesel engine. Production of biodiesel consists of a simple and efficient chemical process, whereby vegetable oil reacts with methanol in the presence of a catalyst to yield methyl esters (biodiesel) and glycerin, a co-product that can be used for pharmaceuticals, soaps, and other products. Following the refining process, the fuel is immediately ready for distribution as a substitute or additive to petrodiesel. The process yields a net energy gain of approximately 93%, according to a University of Minnesota study.

In the United States, ethanol is produced almost entirely from the fermentation of a corn/water mash. The ethanol is separated, distilled, and dehydrated before being blended with gasoline. Only 17% of the energy used to produce ethanol comes from liquid fuels such as gasoline and diesel, according to the Renewable Fuels Association. The remainder comes from domestic sources such as natural gas. The net energy gain is estimated at 25% by the same university study.

Petroleum diesel exhaust contains hundreds of constituent chemicals, including many that are human toxins, carcinogens, or present reproductive hazards. In addition, petroleum diesel is a major contributor to ozone air pollution, which is generated by nitrogen oxide and hydrocarbons from fuel combustion. According to the National Biodiesel Board, when biodiesel is blended at a ratio of just 20% with petroleum diesel (B20), harmful emissions and particulates are reduced by as much as 20%, while carbon monoxide, a prime contributor to global warming, is reduced by 12%. Likewise, ethanol reduces overall toxic emissions by as much as 30% and carbon monoxide greenhouse gases over 24% compared to gasoline, according to the American Coalition for Ethanol.

Biofuels are a balanced air quality solution. Earth Biofuels is one of the first companies to vertically integrate the biofuels industries through the construction and operation of production facilities, the coordination and management of blending and transportation services, the marketing and implementation of a multi-state distribution program, and the building of a branded retail presence on a potentially nationwide scale. In addition, Earth Biofuels continues to facilitate the passage of legislative policies that integrate biofuels into our national fuel supply and that provide a sustainable business environment for the American biofuels industry.

Earth Biofuels was founded in Jackson, Mississippi, in 2004. Earth began with a small pilot facility, which initially converted restaurant waste grease into biodiesel, in order to perfect the refining methods and processes. The product was sold to local farmers at first and then through an independent filling station that Earth acquired.

In February of 2005, Earth caught the attention of Apollo Resources International, a Dallas, Texas-based public energy company founded by Dennis McLaughlin, a seasoned veteran of the natural gas industry. McLaughlin immediately realized the market potential for biofuels in the same way he foresaw new opportunities for the deregulated natural gas industry in the late ‘80s. Apollo acquired a partnership stake in Earth and soon thereafter increased its position to 80 percent.

Earth Biofuels attracted support from two high-profile individuals: Oscar-winning actor Morgan Freeman and country music legend Willie Nelson. They joined Earth as both spokesmen and members of the board of directors. In addition, Earth Biofuels acquired the exclusive license to sell and distribute Willie Nelson’s BioWillie-branded biofuels. Willie became interested in biodiesel because of his involvement with FarmAid and his concerns about the environment. Earth Biofuels went public in October on the Over The Counter Bulletin Board exchange under the ticker symbol EBOF, thereby becoming one of the first publicly traded biodiesel companies in the United States. Effective December 26, 2006 and as part of a planned transition, Earth accepted the resignation of Mr. Willie Hugh Nelson as a Director, however, he immediately became a member of Earth’s Advisory Board.

Earth Biofuels is a pioneer and leader in the biodiesel industry. With an emphasis on quality and efficiency, Earth’s production and distribution divisions work hand-in-hand to ensure that Earth Biofuels biodiesel meets or exceeds ASTM specifications. Earth uses feedstock from American farmers and distributes fuel as close to the source of production as possible.

Earth Biofuels’ management has implemented an aggressive and immediate growth strategy, which focuses on the construction or acquisition of additional biodiesel production facilities and the expansion into ethanol production; the expansion of biodiesel blending and distribution centers; the development of a transportation and delivery infrastructure; and the marketing of BioWillie pump locations to truck stops and gas stations nationwide.

On July 18, 2006 Earth announced that actress Julia Roberts became a spokesperson for Earth and will chair Earth’s newly formed Advisory Board. Ms. Roberts joined fellow Oscar-winner Morgan Freeman and country music legend Willie Nelson in promoting the use of renewable fuels such as Earth Biofuels’ biodiesel and ethanol. “It’s very important that we expand our use of clean energy and make a long-term commitment to it,” Roberts said. “Biodiesel and ethanol are better for the environment and for the air we breathe.” The Advisory Board will provide guidance to senior management on key issues and will serve to broaden biofuels awareness on a national scale. Earth Biofuels and Ms. Roberts will collaborate on a program to encourage the use of clean-burning biodiesel fuel in the more than 500,000 diesel school buses currently in service across the United States. “The use of biodiesel is a positive step toward minimizing pollutive emissions and greenhouse gases,” Roberts added. “By focusing on school buses, we can affect the health and wellbeing of the people most susceptible to that pollution — our children — today.”

Also in 2006, Rusty Wallace took on the role of activist and in spreading the good word about biodiesel, joining Julia Roberts as a spokesperson and advisory board member for Earth. Though retired from the NASCAR circuit, Wallace remains active in the sport as a team owner in the NASCAR Busch Series. He is also an auto racing analyst for ESPN and ABC Sports. “Biofuels are the future and essential in the energy equation, and Earth Biofuels is leading the way in developing and distributing biodiesel and ethanol fuel,” Wallace said. “As someone who has spent his life racing cars, I understand the importance of cleaner burning fuels that provide improved efficiency, while also helping to reduce the nation’s dependence on foreign sources.

BIODIESEL FUELS —

Biodiesel is a non-toxic, biodegradable diesel fuel made form soybean and other vegetable oils (commonly referred to as feedstock), animal fats, and used or recycled oils and fats. It is also one of the most thoroughly tested alternative fuels on the market. Pure biodiesel is also referred to as 100% or neat biodiesel. There are numerous blends that are currently marketed such as B2, B5, B10, B20 etc. which represents the percentage of pure biodiesel blended by volume with petroleum diesel. An example would be B20 blend which consist of 20 percent biodiesel with 80 percent by volume petroleum diesel. Energy policy changes promoting biodiesel use and production have created significant B20 use by government and alternative fuel provider fleets. Today, B20 is the most common and fastest growing biodiesel blend in the United States, because the overall emission benefits outweigh conventional diesel as an alternative fuel. An estimated 75 million gallons of biodiesel were used in the U.S. last year, up from about 500 thousand gallons in 1999. According to the National Biodiesel Board the U.S. biodiesel industry is comprised of 65 manufacturing plants with annual capacity of 395 million gallons per year, and an additional 50 plants are currently under construction. Transportation accounts for about 70 percent of total U.S. diesel fuel use. Responding to record crude oil and highway fuel prices and incentives provided by the Energy Policy Act of 2005 and by various States, national demand for biodiesel fuel is projected to increase significantly as the nation’s highway motor fuel supply incorporates renewable fuels. Biodiesel is the first alternative fuel to have fully completed the health Effects testing requirements of the Clean Air Act. The use of biodiesel in a conventional diesel engine results in substantial reduction of unburned hydrocarbons, carbon monoxide, and particulate matter. One of the other major advantages of biodiesel is the fact that it can be used in existing engines and fuel injections equipment with little impact to operating performance. Biodiesel’s higher lubricity index compared to petrodiesel is an advantage and can contribute to longer fuel injector life.

Scientific research confirms that biodiesel is safer for people to breathe and much safer to handle having less harmful impact on human health than petroleum diesel fuel. Biodiesel emissions have decreased levels of polycyclic aromatic hydrocarbons (PAH) and nitrited PAH compounds that have been identified as potential cancer causing compounds. Test results indicate targeted PAH compounds were reduced by 75 to 85 percent, with the exception of benzo(a)anthracene, which was reduced by roughly 50 percent. Biodiesel has desirable degradation attributes which make it the fuel of choice when being environmentally conscious. It is particularly well suited for in ecologically sensitive areas such as inland waterways, unprotected ground excavations, agricultural land and the forest or wildlife environment. In addition, it can be used as a solvent to aid in the cleaning up of fossil diesel fuel spills. It should also be noted that blending biodiesel with diesel fuel accelerates its biodegradability. For example blends of 20% biodiesel and 80% diesel fuel degrade twice as fast as No. 2 diesel. Simply stated, neat or pure biodiesel degrades as fast as sugar and a B20 blend will degrade twice as fast as petroleum based diesel fuel.

By using domestically produced, renewable fuels like biodiesel, the United States can reduce dependence on foreign countries for oil. Every unit of fossil fuel it takes to make biodiesel results in 3.2 units of energy gain, and every gallon of biodiesel used has the potential to extend our petroleum reserves by four gallons. Diesel engines are about 30 percent more efficient than gasoline engines. Pure diesel is referred to as B100. B20 is a 20 percent blend of biodiesel and conventional diesel and reduces emissions of hydrocarbons by 20 percent and carbon monoxide and particulate emissions by 12 percent.

There are numerous benefits to using biofuels besides guaranteeing the longevity of the supply system. First, biofuels are produced domestically, and the feedstocks for them are grown domestically. Biodiesel provides an opportunity for farmers to create demand for the crops they grow through on-farm use. This helps reduce our country’s trade deficit and creates jobs in our country, both of which are good for our economy. Our agricultural community especially stands to benefit, since biofuels are made form crops and agricultural residues, providing options for new valuable crops and new uses for existing crops and residues.

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

Earth Biofuels Distribution formerly Distribution Drive-Dallas, Texas

Central to Earth’s distribution network are the hundreds of existing oil distribution terminals located throughout the United States. These are the primary points of distribution between oil refineries and retail stations. In other words, these are where tanker trucks fill up en route to supplying service stations.

Earth Biofuels Distribution company provides an immediate distribution vehicle for Earth’s biodiesel fuel to retail customers in the states of Texas, Oklahoma, Louisiana and Mississippi. This company secures the rights to supply B100 (pure biodiesel) to be blended with regular diesel at a distribution terminal owned and operated by Motiva Enterprises LLC. Motiva Enterprises LLC, a joint venture between Shell and Saudi Refining, Inc., operates terminals such as these in the eastern and southern United States. Headquartered in Houston, Texas, Motiva refines and markets gasoline to approximately 8,900 Shell-branded and Texaco-branded gasoline stations. In April of 2006, EBDC entered into an exclusive agreement to distribute a 20 percent biodiesel blend (B20) through Motiva’s Dallas-based terminal location. This agreement allowed for Earth to install a branded, 30,000-gallon BioWillie storage tank and blending equipment on the terminal premises. The blended fuel represents the “BioWillie” brand B20 biodiesel fuel of which Earth acquired exclusive rights to market and distribute blended biodiesel fuel “BioWillie,” the first biodiesel brand marketed in the state of Texas. “BioWillie” is a biodiesel product promoted by country music legend Willie Nelson. BioWillie is a high-quality premium biodiesel exclusively branded under the legendary performer Willie Nelson’s name that is made in America and grown by family farmers. Tanker trucks are able to fill blended biodiesel (B20) at the terminal, which reduces transportation costs normally associated with the distribution of biodiesel blends. As fuel tank trucks fill at the loading rack, the specialized blending equipment reliably blends pure (B100) biodiesel with petrodiesel supplied from Motiva’s diesel storage tanks. Terminal blending is a time and mileage saving breakthrough for fuel trucks that would otherwise have to make two stops — one to pick up biodiesel and one to pick up petrodiesel. Terminal blending ensures the correct blending and provides a consistently high-quality, finished product.

Durant, Oklahoma

EBO wholly owns a subsidiary named Durant Biofuels, LLC (“Durant”), which was established in Oklahoma on September 7, 2005. Durant constructed a 10 mmgy (million gallons per year) capacity pure biodiesel (B100) production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma. The facility is strategically located off Interstate 75, approximately 95 miles north of Dallas, Texas, and has the ability to serve the commercial and retail markets of Dallas/Ft. Worth. In addition, the plant is located in an area that allows for the inbound supply of feedstock by local farmers and the outbound transportation of biodiesel fuel via an on-location railroad spur. Additional surrounding land purchases have been made for future plant expansion purposes.

American Earth Fuels-Texas

Earth formed a new entity “American Earth Fuels” in October 2006 for the purpose of creating a principal distribution channel for Earth and its related companies. This company will begin acquiring retail service stations in 2007 throughout Texas for distribution of biodiesel fuel. American Earth plans to sell biodiesel and ethanol fuel products, as well as traditional petroleum fuel products, to consumers. Earth, the exclusive distributor for BioWillie biodiesel fuel, will distribute BioWillie and ethanol fuel to American Earth’s retail stations in order to meet the demand of its customers.

Biodiesel Investment Group- Danville, Illinois

On September 21, 2006, Earth invested $5 million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

Hillsboro, Texas

Earth has an investment which consists of a retail facility which was formerly called Willie’s Place at Carl’s Corner. It is currently under renovations and is expected to be open the summer of 2007. The truck stop complex will offer many amenities for truckers and travelers. The features will include two restaurants, a convenience store, gift shop, Willie Nelson memorabilia, the original 850-seat theater, media and gaming lounges, laundry facilities, private showers, and BioWillie® brand biodiesel fuel.

Meridian, Mississippi

EBO owns and operates a biodiesel production plant located in Meridian, Mississippi. The subsidiary sells B100 to wholesale distributors, as a blend stock sold as B20, through direct retail sales at its Company-leased service station in Byram, Mississippi and truck stop in Grenada, Mississippi.

Houston, Texas

Earth has signed a letter of intent with a company located In Houston, Texas. Earth has plans to convert a refinery adjacent to an oil terminal facility into a 14 mmgy capacity biodiesel (B100) production plant. The facility is strategically located in a high demand area that follows compliance with the Clean City program. Currently the plant supplies B100 to Earth on an as needed basis.

San Antonio, Texas

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

Earth Biofuels Technologies-USA

Effective February 28, 2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr. Miquel J. Dabdoub. A professor from the University of São Paulo in Brazil, Dr. Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr. Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. As a world-renowned biodiesel authority and the holder of proprietary technologies relating to the construction of biodiesel facilities, he is an expert in the efficiencies, output capacities, and quality control measures relating to biodiesel production and processing. Earth holds the exclusive rights to Dr. Dabdoub’s technologies throughout North and South America.

The purpose of Earth Biofuels Technology Company (EBTC), a 50% owned subsidiary of Earth Biofuels, Inc, is to construct high quality biodiesel production plants in the US and Canada utilizing the proprietary technology of Dr. Miguel Dabdoub. Recognizing the need for other sources of energy in the United States, Dr. Dabdoub turned his attention north at the behest of the founders of Earth Biofuels, Inc. After touring the country’s existing plants over a two month period, he observed that the fledgling industry was struggling with many technologies, none of which met the standards that he had established. After much planning, EBTC was formed to offer these standards and this technology in the US and Canada.

The single barrier to market for most potential producers has been the cost associated with building a quality plant. While inexpensive compared to most energy projects, the cost of technology has still been relatively high, resulting in the elimination from the arena of many sound projects. Based on these observations, the mission of this company was formed. Earth Biofuels Technology will offer an advanced BQ9000 biodiesel plant to the market at a relatively low cost, utilizing the highest quality technology and equipment available on the market.

LIQUIFIED NATURAL GAS —

Natural gas is the cleanest burning fossil fuel. It produces less emissions and pollutants than either coal or oil. Liquefied natural gas, or lng, is natural gas in its liquid form. The natural gas is cooled to minus 259 degrees fahrenheit in underground tanks, where it becomes a clear, colorless, odorless liquid. During the process known as liquefaction, natural gas is cooled below its boiling point, removing most of the compounds and thus lng is nether corrosive nor toxic, and consists primarily of methane. Since lng occupies only a fraction of the volume of natural gas, and takes up less space, it is more economical to transport across large distances and can be stored in larger quantities.

Earth LNG, Inc. — Topock, Arizona

Earth LNG, Inc. is a wholly owned sub of Earth Biofuels, Inc. Earth owns a liquefied natural gas (LNG) processing facility in Topock, Arizona, that currently produces over 80,000 gallons of vehicle-grade LNG per day. LNG produced by the plant is sold primarily to municipal and commercial fleet customers located along the west coast of California. The domestic LNG business is in line with the core focus of Earth Biofuels, which is the production and marketing of clean-burning alternative fuels that help reduce dependence on foreign oil.

Earth LNG, Inc is the largest producer and wholesaler of vehicle-quality lng in the Western United States and Mexico. Earth offers turnkey fuel solutions, including clean lng fuel (99% methane gas) and delivery, equipment storage, fuel dispensing equipment and fuel loading facilities. The plant where natural gas is liquefied is located in Topock, Arizona, where the insulated storage tanks are kept below ground. Feedstock sources for LNG include pipeline gas, landfill gas and virtually any other methane sources. Earth’s distribution of lng is accomplished through the largest and most effective lng distribution infrastructure in the industry. LNG has access to approximately 54 trailers, and over 50 customer locations for the 82,000 gallons per day market share. Government mandates, incentive programs, grants and tax credits encourage companies and municipalities to convert to the use of lng.

The production facility is located in Topock, AZ, is just one mile east of the Arizona border with California. The plant has a maximum capacity of 86,000 gallons per day, and is currently running at approximately 94% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs. The plant’s natural gas feedstock supply is fed by an El Paso Natural Gas pipeline. Other feedstock sources for LNG production can come from landfill gas or other methane sources like agricultural biomass facilities.

Earth LNG is set to move its product line to the next level in the current market place. Should demand increase in the next few years then Earth will consider constructing additional LNG production capacity in the near future. Plans include methane gas from southern California landfills, new pipeline-fed LNG plant construction in the Southern California/Arizona region, new natural gas liquefiers at several anaerobic digester sites, and other landfill gas projects that are in the initial planning stages with outside partners.

The vision is to continue streamlining operations to reduce expenses and to capture a portion of the new federal tax credits, thereby creating additional margins to fund expansion projects. With this additional supply, increased margins, and a commitment to quality customer service, Earth LNG will continue to be the supplier of choice for vehicle-grade LNG well into the future.

The market in the U.S. for clean, vehicle-grade LNG today revolves around Los Angeles, California. California has solidly adopted LNG as a vehicle fuel and has passed legislation in support of spreading further its use in the state. This market has been the focus of Earth’s efforts for over ten years.

Los Angeles, including urban portions of the city, plus Orange County, Riverside and San Bernardino counties, collectively was designated the South Coast Air Quality Management District (SCAQMD). This area of 10,743 square miles is home to over 16 million people (the second most populated urban area in the United States) and is one of the smoggiest areas in the United States today. California encourages and provides money to assist individual and fleet owners to acquire vehicles that are LNG powered.

Earth LNG’s primary customers in California are municipal fleets such as Port Yard Tractors, Orange County buses and garbage trucks, Orange County Transportation (city buses), as well as commercial vehicles like those belonging to United Parcel Service in the Los Angeles area, and overnight return-to-base, garbage-disposal fleets up and down the California coast.

Special cryogenic tank trailers are used to transport ultra-cold liquefied natural gas from manufacture to small-scale storage for end users. Earth LNG owns several of these specialty trailers and through its close relationship with the Jack B. Kelley trucking company, has access to the nation’s largest fleet of these trailers. Earth LNG has experience and expertise in obtaining and installing LNG fuel dispensing equipment, and understands federal government grants that facilitate conversion of vehicles to use LNG. Earth is therefore able to assist new customers to begin using LNG fuel.

ETHANOL —

Ethanol is a liquid alcohol that is blended with gasoline to produce a fuel that is friendlier to the environment than gasoline and can be used in virtually any gasoline-powered vehicle manufactured after 1980. Most gasoline-powered vehicles can run on a blend consisting of gasoline and up to 10 percent ethanol. Some vehicles are specifically manufactured or converted to operate on an ethanol blend that contains up to 85 percent ethanol and at least 15 percent gasoline. Ethanol creates very little pollution when burned. According to the Renewable Fuels Association 107 grain ethanol biorefineries in the U.S. have the capacity to produce 5.1 billion gallons of ethanol per year.

Ethanol alcohol is made of oxygen, hydrogen and carbon and is obtained from the fermentation of sugar or converted starch contained in grains and other agricultural or agri-forest feedstocks. Ethanol is presently made principally from corn and wheat, using a milling process. Approximately 2.8 gallons of ethanol are produced from one bushel of corn. Ethanol reduces greenhouse gas emissions because the grain or other biomass used to make the ethanol absorbs carbon dioxide as it grows. Ethanol production also offers opportunities to expand cattle feedlot operations as large volumes of distiller’s grain, a high-protein feed ingredient, is generated as a by-product of ethanol production.

Earth Biofuels’ role as a leader in the biodiesel industry, factored together with the global oil crisis, paved the way for entrance into the ethanol fuel business. By capitalizing on several recent opportunities, Earth plans to ramp up its own production facilities. Earth Ethanol, Inc. (EEI), a wholly owned subsidiary of Earth Biofuels, Inc., will utilize similar business strategies in the more evolved ethanol industry through vertical integration and brand leveraging.

New Orleans, Louisiana

On August 31, 2006, Earth Ethanol, Inc. entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery. Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of our common stock to HPS Development. The New Orleans facility is seeking to secure financing of up to $80 million dollars to complete construction of the ethanol plant and to produce not less thatn 60 million gallons per year.

Jamesville, North Carolina

On June 7, 2006, Earth entered into a letter of intent with Earth Ethanol, Inc., one of our wholly owned subsidiaries, DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina. The investment consists of a proposed 50-million gallon ethanol production plant in Jamesville, NC.

Moses Lake, Washington

Effective December 20, 2006, Earth Ethanol, Inc. entered into a letter of intent agreement with Liquafaction Corporation to construct and operate an ethanol production facility located near Moses Lake, Washington. Earth Ethanol will beneficially own 80% of the facility, which is projected to produce approximately 36 million gallons of ethanol per year by the end of 2007. The project is a renovation and expansion of an existing ethanol plant built in 1992 with an original capacity of approximately six million gallons per year. The facility will be upgraded with state-of-the-art processes and controls and will be able to process both corn and barley as feedstock for the ethanol production. Moses Lake is located in Grant County, the largest corn-producing county in the state of Washington, and is adjacent to the largest barley producing counties in the state. The ability to operate on two grains will help to reduce the exposure to rapidly changing corn or barley prices. In addition to Earth Biofuels’ controlling interest, it will manage operations at the Moses Lake facility. Under terms of the Agreement, the Company will pay consideration of approximately 60% in common stock of Earth Biofuels and 40% cash. Initial cash payments totaling approximately $7.13 million will be due over the next four months and all remaining cash and stock payments totaling approximately $43.3 million shall be paid as the plant reaches specified ethanol production milestones. Should the plant reach certain performance criteria in advance of planned production levels, then a bonus of approximately $7.6 million may be paid.

STRATEGY

Alternative fuels are gaining more widespread public awareness and acceptance. Earth is ideally positioned to capitalize on the growing demand for alternative and renewable fuels in the domestic market. The business is currently focused in the southern region of the United States, including Texas, Oklahoma, Tennessee, Mississippi, Arkansas, Louisiana, Georgia, South Carolina, and Florida. The core strategy follows a hub-and-spoke business model, in which production facilities will be strategically located to supplies that are located within a 100 mile radius. Production plants may also be strategically located for access to local feedstock supply to allow for minimized shipping costs.

Country music legend Willie Nelson is actively promoting the “BioWillie” brand of biodiesel through a company in which he holds an ownership interest, in exchange for royalties. “BioWillie” provides a vehicle to increase brand awareness and distinguish it from other commodity biodiesel fuel blends. Earth’s ultimate goal is to promote “BioWillie” as the leading brand of biodiesel in the Southern region of the United States and to proceed with expansion nationwide. Earth’s planned expansion program includes the building or acquiring of additional biodiesel production facilities. Earth’s operations are currently concentrated in the South, where Earth is able to manage its supply chain to meet demand, allowing Earth to properly gauge regional market conditions before embarking on a nationwide sales campaign. Earth plans to continue researching and implementing technology that focuses on producing and blending the highest quality B20 biodiesel fuel.

The dominant alternative fuel, ethanol, which is derived from corn, is many years ahead of biodiesel in terms of industry growth and government support. This makes sense, since 98% of the cars in the U.S. can run on gasoline-ethanol blends. As clean diesel automobiles become more accepted, though (as a result of their superior efficiency and reliability and the availability of blended biodiesel fuel), the two alternative fuels will compete for market share.

LNG already has a definitive market on the west coast as the State of California, Earth LNG’s major customer base, as the state requires certain transportation vehicles to utilize lng fuels. In addition, the Earth LNG plant is currently running at full capacity. As the short term contracts expire Earth is renewing at market prices thereby providing for profitable operations.

Earth will continue to seek out every opportunity to expand its production and develop its position in the alternative fuel industry by strategically locating production plants in untapped markets, and on sites with ready access to a supply of feedstock which allows for reduced transportation costs. Earth’s distribution strategy includes supplying storage and blending terminals, and obtaining exclusive agreements with terminal chains throughout the United States. Earth has entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand alternative fuels consumption in their local areas.

Since access to raw materials is essential to Earth’s success, Earth Biofuels plans to enter into long-term co-op agreements with farmers for soy and canola feedstock oils and corn in regions where it operates. If successful in so doing, such agreements would function to manage prices and guarantee that supplies are sufficient to keep up with rising demand.

In terms of industry retail distribution, the number of pump locations selling biodiesel and biodiesel blends, as of July 2005, exceeded 1,000 nationwide. The heaviest concentration is in the Midwest due to the high concentration of soybean farming and, hence, biodiesel production. Earth’s operating region, the South, is largely untapped, accounting for less than two percent of total biodiesel pumps in the U.S.

Fully integrated major oil/chemical companies have substantially greater access to resources necessary to successfully enter the emerging market of alternative fuels. These companies may be able to pay more for plants, terminals and other industry infrastructures, as well as basic feedstock, than Earth’s financial or human resources permit. In addition, major oil/chemical companies have the capacity to produce significant quantities of biodiesel and lng fuels.

With significantly lower labor costs, developing nations in Asia and South America can produce biodiesel much more cost effectively than here in the United States. This is primarily due to the lower cost of growing (farming) the feedstock. Current federal laws, however, place high tariffs on imported agriculture-based fuels, rendering them economically unviable. With strong support at the federal level for domestic farming and agriculture, Earth anticipates no changes in these laws in the near future.

Production Information —

		Stage of
		Completion
Description	% Ownership	(Approximate)	Capacity	Utilization

Biodiesel Fuels —
Durant, Oklahoma-Plant	100%	100%	10 MGPY	5%-Under Testing permits-
Distribution Drive-Blending terminal	100%	100%	30,000 gallon tank-reloadable daily	85%
Biodiesel Investment Group and Bunge North America, Danville, Illinois	32.5%	25%	45 MGPY	Under construction
Systems Management Solutions, Inc. (“SMS”), San Antonio, TX	Upon consumation- 100%	100%	6 MGPY	100%
Vertex Processing, LP, Houston, TX	Upon consumation- 100%	100%	14 MGPY	100%
Ethanol —
Earth Ethanol and Liquafaction Corporation, Moses Lake, Washington	Upon consumation- 80%	10%	36 MGPY	Under construction
Earth Ethanol and HPS Development, L.L.C., Plaquemines Parish, Louisiana	Upon consumation- 50%	5%	60 MGPY	Under construction
DFI-Albemarle Bio-Refinery, Inc., North Carolina	Upon consumation- 15%	5%	50 MGPY	Under construction
Liquified Natural Gas —
Earth LNG	100%	100%	86,000 gallons daily	94%

The Durant plant started production late in fiscal year 2006.

Earth is currently in renegotiations with the sellers of SMS and Vertex investments.

HPS Development LLC is currently in arbritration with Earth to resovle Earth claim of breach of contract.

DFI is pursuing other avenues to raise additional equity. The property is currently in the development stage.

Dependence on Key Suppliers —

As a producer and distributor of biodiesel fuel, Earth is not currently dependent on any single supplier.

Quality Standards —

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

Environmental Matters —

Production of alternative fuels is subject to various federal and state environmental protection and occupational health and safety laws and regulations, not limited to, but including the Environmental Protection Agency Clean Air Act and Clean Water Act. We incur costs (as part of our normal operating expenses) to be in compliance with these regulations. We have not incurred any unusual or significant costs and, based on current laws and regulations, we do not expect to incur any unusual or significant costs to remain in compliance.

Employees —

At March 31, 2007, Earth had a total of 76 full-time employees. Earth’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. Earth considers its employee relations to be good.

Reports to Security Holders —

Earth is required to file reports with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. Earth routinely files certain reports to the SEC. These forms include:

Form 10-KSB	Annual Report
Form 10-QSB	Quarterly Report
Form 8-K	Current Reports

The public may read and copy any materials filed to the SEC by Earth at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Earth’s filings to the SEC are submitted electronically and can be accessed via the SEC’s website ( http://www.sec.gov ) free of charge shortly after Earth has filed the referenced reports.

ITEM 2.	Properties.

In addition to properties described above in Item 1, we have certain other properties described below.

Office Facilities — Earth has been provided approximately 2,500 square feet of office space at its principal executive office, located at 3001 Knox Street, Suite 403, Dallas, Texas 75205, under a management services contract with the current lessee of the property. Earth believes these facilities are adequate for its current needs.

Land and other operating properties —

Earth owns and operates a biodiesel production plant located in Meridian, Mississippi and has constructed a 10 mmgy capacity biodiesel production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma.

On October 17, 2005 EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and director of Earth. The lease agreement is for a 5 year term and provides for monthly payments of $10,000. EBO is responsible for operations and repair and maintenance of the facility.

ITEM 3.	Legal Proceedings.

H.C. Wainwright & Co., Inc. (“HCW”) commenced arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities. H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs. Earth filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract. Among other things, Earth assets that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce Earth in to the alleged agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established. Earth intends to vigorously defend this claim. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On August 31, 2006, Earth Ethanol, Inc., (“Earth Ethanol”), a Delaware corporation and a wholly owned subsidiary of Earth Biofuels, Inc., executed a Contribution and Purchase Agreement (the “Agreement”) by and between Earth Ethanol, HPS Development, L.L.C., a Louisiana limited liability company (“ HPS”), and South Louisiana Ethanol, L.L.C., a Louisiana limited liability company (“SLE”). SLE owns a former ethanol production facility located on a site in Plaquemines Parish, Louisiana. Earth has filed a claim for breach of contract and default by SLE under the terms of the agreement. The companies are currently in arbitration to resolve the breach and default by SLE. . On December 15, 2006, we filed an amended Statement of Claim (“Claim”) in arbitration against HPS Development, L.L.C. (“HPS”), South Louisiana Ethanol, L.L.C. (“SLE”), Kennett Stewart, John Paul, and William Hurst (collectively, “HPS/SLE”) as administered by JAMS pursuant to its Streamlined Arbitration Rules and Procedures in New York, New York for fraud and fraudulent inducement, declaratory judgment , breach of contract and breach of the duty of good faith and fair dealing, detrimental reliance, and unjust enrichment. The details of such allegations are set forth in the Claim. This Claim involves enforcement of certain rights under a contribution and purchase agreement regarding the construction and operation of an ethanol plant in Belle Chasse, Louisiana that we entered into with HPS/SLE wherein HPS/SLE agreed to contribute plant and property to a new company and we agreed to provide capital necessary to obtain a fifty percent ownership interest in Earth Ethanol and collectively, to help Earth Ethanol begin the construction and retrofitting work necessary to bring the plant online. One such issue in the Claim included Earth Ethanol’s learning that HPS, via SLE, attempted to sell a portion of the facilities’ equipment to an unaffiliated third-party, namely, Southridge Ethanol, Inc., a wholly-owned subsidiary of Southridge Enterprises, Inc. This sale could have increased construction costs. In order to protect and preserve the assets of the Company, Earth Ethanol notified Southridge of its interests. Southridge subsequently chose to not seek the acquisition of such equipment. Among the requested relief, we are seeking all actual, consequential, and compensatory damages arising from the HPS/SLE’s wrongful conduct and contractual breaches, judgment for exemplary damages, declarations, pre-judgment and post-judgment interest at the highest rates allowed by law, reasonable attorneys’ fees and costs, and any other relief the arbitrator deems just. No substantive proceedings have yet occurred in the case. We are vigorously prosecuting the claims against HPS/SLE and are exercising all available rights and remedies against them.

On May 13, 2006, Earth Biofuels, Inc. (“Earth Biofuels”) signed a Letter of Intent to acquire a 51% equity interest in Vertex Energy, LP, a company that owns a chemical processing facility adjacent to the Houston Ship Channel in Houston, TX. On February 5, 2007 Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and fraud and subsequently a default judgment was entered in the amount of $5,070,640; thereafter a motion for new trial was granted. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Earth Biofuels & Vertex are currently renegotiating this acquisition

Two mechanics liens, and breach of transportation agreement regarding freight were filed against the Durant property and LNG, respectively, in December, 2006. The mechanics liens were filed on December 18, 2006, for $1,704,259 by Lloyd Plyler Construction, and on December 21, 2006, for $104,889 by Simplex Grinnell, LP. These liens and freight have been released and resolved subsequent to year end.

Effective December 20, 2006, Earth Ethanol, entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation , a Washington corporation, Newco Liquafaction, Inc., a Washington corporation, and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company .

Subsequent to year end Liquafaction Corporation has filed for termination of agreement due to prior default on funding requirements. Earth Ethanol is currently reinitiating this investment. Subsequent to year end Earth Ethanol and Liquafaction entered into an amended acquisition agreement. Under terms of the amended agreement, the Company will pay consideration of approximately 40% in common stock of Earth Biofuels and 60% cash. The foregoing description of the amended agreement is a summary of the material terms of the Agreement and does not purport to be complete and is qualified in its entirety by reference to the Agreement.

On or about April 19, 2007, JM Allen & Associates, Inc. filed a civil action in the District Court of Rusk County, Texas for the 4th Judicial District of Texas, entitled JM Allen & Associates, Inc. v. Earth Biofuels, Inc., Case No. 2007-160, alleging fraudulent inducement and non-performance under a series of oral alleged agreements to provide labor and materials in the aggregate amount of $1,900,000; and also filed a request for disclosure, admissions, interrogatories, and request for production of documents. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd) were made related to the periods October 1,2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited investors named which confessions of judgment Earth has reason to believe has been filed. See forebearance agreement discussion below.

Earth may become subject to various claims and other legal matters in the course of conducting its business. No material claims are currently pending; however, no assurances can be given that future claims, if any, will not be material.

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

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for Registrant’s Common Equity

Earth’s common stock is traded on the OTCBB under the symbol EBOF. The stock prices set forth below represent the highest and lowest sales prices per share of Earth’s common stock as reported by the OTCBB. The prices reported in the following table reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2006	$1.29	$.98
September 30, 2006	2.35	2.25
June 30, 2006	3.15	2.85
March 31, 2006	2.65	2.44
December 31, 2005	1.20	.35
September 30, 2005	.92	.24

Holders of Record

As of March 28, 2007, there were approximately 183 holders of record of Earth’s common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our board of directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

Equity Compensation Plan Information

Our Board of Directors and a majority of our stockholders adopted a written stock option and award plan in 2006. This plan provides for the grant of options or restricted share amounts for up to 5,000,000 shares of common stock. From time to time our Board of Directors has in the past, and may in the future, issue to consultants or other third parties common stock, and options or warrants that are not pursuant to the plan for compensatory purposes or pursuant to financings. The table below sets forth certain information as of December 31, 2006 regarding the shares of our common stock granted or issuable upon exercise of options or warrants granted as compensation for services.

		Number of Securities
		Remaining Available for
	Number of Securities	Future Issuance Under
	Issued or Issuable Upon	Equity Compensation Plans
	Exercise of Outstanding	(Excluding Securities in
Description	Options, Warrants and Rights	the First Column of this Table)

Compensatory common stock awards approved by security holders	5,000,000	0
Compensatory common stock awards and warrants or options not approved by security holders	14,365,812	N/A

Description of Securities

Common Stock — As of March 31, 2007, Earth had 233,239,225 shares of its common stock issued and 233,047,259 shares outstanding; 400,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock — As of March 31, 2007, there were no shares of its preferred stock issued or outstanding, and 15,000,000 shares are authorized.

Debt securities and Warrants —

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share. Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in March, 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

Earth failed to make timely the first quarterly interest payment due under the original securities purchase agreement dated July 24, 2006 and August 11, 2006. In addition, Earth failed to register the underlying securities within 30 days from closing. As such, penalties and interest had accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties. However, subsequent to year end, Earth entered into a Forebearance and Amended agreement in the aggregate amount of $63,000,000 with the investors whereby all default interest, interest penalties and registration right penalties were removed and replaced with an interest premium in lieu of which is due and payable upon the new terms the agreement. The agreement provides for a principal payment in the amount of $25 million on June 30, 2007, with the balance due on August 31, 2007 totaling $38 million. The debt will continue to carry an 8% coupon rate, which is due and payable monthly. The conversion price was reset to $.399 cents and the warrants exercise price was reset to .4389 cents. The foregoing description of the amended agreement is a summary of the material terms of the Agreement and does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

At the date of original issuance the warrants had a relative fair value of $18,808,359, and Earth recognized a beneficial conversion feature in the amount of $42,906,599 based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $3,273,933 for the year ended December 31, 2006. Upon signing the forebearance amendment, and in accordance with EITF 96-19, Earth evaluated the present value of cash flows including changes in Fair value (FV)of an embedded conversion option (ECO) under the new instrument to see if there was at least a 10% different from present value of the remaining cash flows under the terms of the original instrument. It was determined that the change was less than 10% and therefore, this change was considered debt modification and will be recorded when incurred on April 15, 2007.a charge of $6,167,063 will be made against the discount remaining on the original debt and against addition paid in capital, as appropriate.

Unless converted or redeemed as described above the 8% secured convertible notes are due in 2007.

During the second and third quarters of 2006, Earth received $22.5 million in proceeds from various investors in relation to convertible notes including warrants. The conversion features and exercise prices were at different variable market prices. . In addition certain of Earth’s convertible debts were convertible into an indeterminate number of shares. As such, Earth evaluated the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), and EITF 00-19 for these convertible debts, as well as warrants for 3,389,560 shares issued in connection with the debt offerings. Based on the guidance in SFAS No. 133 and EITF 00-19, Earth concluded that instruments were required to be accounted for as derivatives and required Earth to bifurcate and separately account for the conversion features of the convertible debt as embedded derivatives. The conversion features and the warrants met the attributes of a liability and Earth therefore recorded the fair value of the conversion features and the warrants as current liabilities during these quarters.

Earth recorded the fair value of the conversion features and the warrants on it’s balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivatives”. Some of the debts wereconverted on July 14, 2006, and the remaining instruments were repaid with the proceeds from the July 24, 2006 issues. Based on Earth’s analysis and application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), the derivative liabilities were reversed as appropriate. The remaining discounts were reversed to additional paid in capital, and the repaid debt derivative liability amounts were reversed to gain on derivatives.

Registration Rights —

Earth was obligated under Registration Rights Agreements to file, on the 30th day following the agreements a Registration Statement with the SEC registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offerings. If (i) Earth did not file the Registration Statement within the time period prescribed, or (ii) Earth failed to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that Earth is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed,” or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the SEC on or before 120 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all securities registered there under, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as “Event Date”), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, Earth is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% per month of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If Earth fails to pay any partial liquidated damages in full within seven days after the date payable, Earth is required to pay interest thereon at a rate of 15% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

Such non-filing of the registration statement impacted and breached those certain Registration Rights Agreements with Earth and certain investors including Lance Bakrow, Tom Groos, Marc Weill, Josh Cohen, Kamunting Street Master Fund, Ltd., and K Street Emerald Fund, LLC. Subsequent to the forebearance agreement the securities are now required to be registered as of May 15, 2007.

The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of Earth’s common stock, or warrants to purchase shares of common stock, can cause Earth to register such shares for resale in connection with Earth’s filing of a Registration Statement with the SEC to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

Change in Securities and Use of Proceeds —

	2006	2006	2005	2005
Description	Amount	Shares	Amount	Shares
	(In 000’s)	(In 000’s)	(In 000’s)	(In 000’s)

Recapitalization	$0	0	$260	146,100
Shares issued for services	40,356	11,537	9,133	15,240
Shares issued related to investments	57,485	31,245	—	—
Shares issued for converted debt	1,500	3,000	—	—
Shares issued for cash	10,810	25,953	110	251
Purchase of treasury shares	(463)	(279)	—	—

Total shares issued during the year	$109,688	71,456	$9,503	161,591

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS —

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

On April 28, 2006, we entered into a securities purchase agreement, pursuant to which we issued 6,400,000 shares of our common stock to accredited investors, in consideration for the payment of approximately $3.2 million. We will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity which will own and operate a planned ethanol plant in New Orleans, Louisiana. The purchase agreement provides for an additional issuance of 6,400,000 shares of our common stock, if we have not timely consummated the acquisition of the equity interest in the planned New Orleans ethanol plant discussed below. Contemporaneously with the execution and delivery of the securities purchase agreement, we entered into a registration rights agreement, pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement. The sale of these shares of our common stock to accredited investors was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 6,400,000 shares issued to an accredited investor included registration rights therein. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

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

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and the Company issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. The related debt which was converted to shares included registration rights therein. As of the year end these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

In addition, on July 21, 2006, Apollo Resources entered into a securities purchase agreement with Greenwich Power, LLC and Greenwich Power II, LLC, pursuant to which Apollo Resources issued notes exchangeable for shares of our common stock held by Apollo Resources and options to purchase our common stock held by Apollo Resources. In connection with this transaction, Apollo Resources agreed to cause us to grant these Apollo Resources noteholders registration rights with respect to the shares of common stock underlying the convertible notes and options. We have acknowledged and agreed to comply with the terms of the registration rights agreements between Apollo and these noteholders. In connection with this transaction, Lance Backrow, who is the sole manager of both Greenwich Power entities, purchased a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.25 per share. Mr. Backrow paid us $100,000 for the issuance of this warrant. We granted Mr. Backrow certain registration rights with respect to the shares of common stock issuable upon exercise of this warrant. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

During the quarter ending September 30, 2006, we issued 2,570,558 shares of our common stock to employees for services rendered and 2,430,000 shares of our common stock to for consulting services, of which 400,000 were issued to Herb Meyer, a member of our Board of Directors, under his consulting agreement. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

During the quarters ending June 30, and September 30, 2006, respectively we issued convertible notes and warrants to institutional investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. as follows:

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

•	On June 2, 2006, we issued a convertible note with a principal amount of $500,000 to one individual. The note bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007. The note had a maturity date of April 28, 2007. The note was convertible into shares of our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes. We granted the note holder certain registration rights with respect to the shares of common stock underlying the convertible notes. On July 13, 2006, the holder of the note exercised its option to convert the notes, and we issued an aggregate of 1,000,000 shares of our common stock to such holder in exchange for the cancellation of the note.

•	On June 7, 2006, we issued $10 million aggregate principal amount of senior convertible notes to four institutional investors. The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in September 2006. The notes were not convertible until after September 2006, at which time the maturity date was extendable to December 2006 at the holder’s option. The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing. We also issued to the investors five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to our placement agent, at an exercise price of $2.93 per share. We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital. We granted the investor certain registration rights with respect to the shares of common stock underlying the convertible notes and warrants. The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006. The warrants remain outstanding.

•	On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which Earth issued a 8% senior convertible note with a principal amount of $5.0 million to one institutional investor. Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to Earth’s placement agent, both at an exercise price of $2.50 per share. On July 24, 2006, Earth used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on this note.

•	On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and Earth issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

•	On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share. Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

•	In connection with the 8% senior convertible notes issued in July, 2006, Earth incurred loan costs in the amount of $3,452,000 which will be amortized over the term of the convertible notes.

•	On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in March, 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share. The shares issued to an accredited investor included registration rights therein. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

ITEM 6.	Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with Earth’s Financial Statements, together with the notes to those statements, included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel, ethanol and liquid natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic, biodegradable diesel fuel made from soybean and other vegetable oils, and used or recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various Ethanol plants. The plants are currently under construction, however there were no operations as of year end December 31, 2006. Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, and is produced primarily from corn and wheat. Earth also produces and distributes liquefied natural gas, or lng, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

Our primary sources of revenue for the year ended 2006 are from the sale of biodiesel fuels and lng, and related energy production credits. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas. For our lng products the production facility is located in Topock, AZ, is just one mile east of the Arizona border with California. The plant has a maximum capacity of 86,000 gallons per day, and is currently running at approximately 94% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs. The plant’s natural gas feedstock supply is fed by an El Paso Natural Gas pipeline.

Our gross profit is derived from our total revenues less our cost of sales. Our cost of sales is affected by the price of our purchases of biodiesel and natural gas on the open market, which are also affected by supply and demand, and the cost of raw materials used in the production process, such as soy oil and natural gas. As we implement our facility construction and expansion strategy, we expect our cost of sales to be impacted by our cost of raw materials used in production.

We entered into letters of intent during 2006 and are currently in discussions relating to our entry into separate joint ventures to purchase, construct, expand and/or retrofit ethanol facilities in Plaquemines Parish, Louisiana, and in Martin County, North Carolina, and biodiesel production facilities in Texas and Illinois. Our obligations set forth in these letters of intent are subject to the negotiation and execution of definitive documentation. We can make no assurances that the final terms of any of the transactions will conform to the terms of the letters of intent or that the parties will even enter into definitive documents. These negotiations are ongoing as of the end of 2006.

During the third quarter of 2006, we received net proceeds of $53.6 million from the issuance of senior convertible notes. We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.

Acquisition of Apollo LNG — On November 22, 2006, Earth acquired all of the issued and outstanding shares of Apollo LNG, Inc (The “LNG Business”) in exchange for 18,844,222 shares of Earth’s common stock as consideration. The LNG Business had been previously acquired by Earth’s parent Apollo on December 7, 2005. The shares were contributed to a newly formed company named Earth LNG Inc. (“LNG”). The primary operations are located in Arizona and California.

Under the guidance in Statement of Financial Accounting Standards (SFAS) No. 141 transactions between companies under common control are to be accounted for at the historical cost basis. The transaction between Earth and Apollo LNG was a transaction between entities under common ownership and therefore, no adjustment for the fair value of the assets acquired is deemed appropriate. Certain provisions in Opinion 16 relating to application of the pooling method provide a source of continuing guidance on the accounting for transactions between entities under common control. In accordance with SFAS 141 and the related appendix (D17) the prior year’s information is to be restated to furnish comparative information. As such, Earth has amended its 2005 financial statements to reflect the acquisition of Apollo LNG, Inc, as of December 7, 2005, and will provide pro-forma information as if the entity had been acquired as of the beginning of the year 2005. Refer to the audited financial statements set forth beginning on page F-1 to this report on Form 10-KSB.

Continuing Losses.  We have had net losses from operations each year since inception, and there can be no assurance that we will be profitable in the future. Our financial results depend upon many factors that impact our results of operations including sales prices of natural gas, soy oil and corn, the volume of sales of liquidfied natural gas, biodiesel and ethanol, availability and the level and success of production, development and distribution activities and financial resources to meet cash flow needs.

Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of December 31, 2006, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

During the year 2006 the Company received net proceeds of $53.6 million from the issuance of senior convertible notes. We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital.

During the year Earth named several famous individuals as directors and advisory board members. They joined Earth as both spokesmen and members of the board of directors. In addition, Earth Biofuels acquired the exclusive license to sell and distribute Willie Nelson’s BioWillie-branded biofuels. These members will provide guidance to senior management on key issues and will serve to broaden biofuels awareness on a national scale.

Earth wholly owns a subsidiary named Durant Biofuels, LLC (“Durant”), which was established in Oklahoma on September 7, 2005. Durant constructed a 10 mmgy (million gallons per year) capacity pure biodiesel (B100) production plant on approximately 4 acres of land in an industrial park in Durant, Oklahoma. The facility is strategically located off Interstate 75, approximately 95 miles north of Dallas, Texas, and has the ability to serve the commercial and retail markets of Dallas/Ft. Worth. In addition, the plant is located in an area that allows for the inbound supply of feedstock by local farmers and the outbound transportation of biodiesel fuel via an on-location railroad spur.

Earth formed a new entity “American Earth Fuels” in October 2006 for the purpose of creating a principal distribution channel for Earth and its related companies. This company will begin acquiring retail service stations in 2007 throughout Texas for distribution of biodiesel fuel. American Earth plans to sell biodiesel and ethanol fuel products, as well as traditional petroleum fuel products, to consumers. Earth, the exclusive distributor for BioWillie biodiesel fuel, will distribute BioWillie and ethanol fuel to American Earth’s retail stations in order to meet the demand of its customers.

On September 21, 2006, Earth invested $5 million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

During the fourth quarter of fiscal 2006 Earth completed the acquisition of the LNG business. The acquisition of the LNG business marked the initial entrance of Earth into the liquefied natural gas production business. The acquisition added the largest producer of wholesaler vehicle-quality LNG in the western US and Mexico, and has allowed Earth to be more diversified. Earth believes this acquisition will be a major part of establishing future financial stability. The LNG company acquisitions have produced revenues in excess of $50 million over the preceding two fiscal years.

In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, Earth has pursued a strategy of developing renewable forms of energy, such as bio diesel and ethanol. Consequently, Earth has acquired various interests in companies in Texas, N. Carolina, New Orleans, Illinois and Washington. We are working with other partners to build and refurbish plants in order to produce substantial quantities of renewable, domestic fuel.

Subsequent to year end 2006 Earth obtained several credit facilities totaling $29 million with various lenders to finance the working capital needs of its Bio-diesel and LNG operations. Our partners in various Ethanol plants are raising additional equity through performance bonds and USDA guaranteed loans.

Earth has implemented cost saving measures, primarily in its Bio-diesel operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which Earth currently operates. Earth will take additional cost savings measures, if necessary, to enhance its liquidity position.

Results of Operations

Comparison of Year Ended December 31, 2006 To the Year ended December 31, 2005

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Year Ended
	December 30,
	2006	2005

Revenues:
Sales revenue	96%	98%
Energy production credits	4%	2%

Total revenues	100.0%	100.0%
Cost of sales	98%	110%

Gross profit	2%	(110)%
Compensation	30%	192%
Other selling, general and administrative	69%	37%
Depreciation and amortization	5%	2%

Net loss from operations	(102)%	(341)%
Net (loss)	(101)%	(342)%

Revenue.  Total revenue for the year ended 2006 increased $36.8 million, or 773%, to approximately $41.5 million from approximately $4.7 million in 2005. The increase in total revenue is primarily the result of increased sales of biodiesel and one month of LNG operations purchased in 2005. During the year ended 2006, we sold approximately 10,706,252 gallons of biodiesel and liquefied natural gas.

Cost of Sales.  Cost of sales for 2006 increased $35.4 million, or 676%, to approximately $40.7 million from approximately $5.2 million for 2005. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The increase in cost of sales is primarily the result of increased sales of biodiesel, and one month of LNG operations purchased in 2005.

Compensation.  Compensation for 2006 was approximately $12 million and related primarily to shares issued to consultants for employees and consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for 2006 increased $48 million from approximately $1.7 million for 2005. The 2006 increase in costs consist of approximately $1.1 million for travel related expenses, $42.3 million of consulting and professional fees expenses (which includes shares issued for services valued at $29 million), $1.2 million in marketing costs, $1.1 million for investor relations, $.5 for office and equipment rentals, .6 million for insurance, and $1.2 million for other office operating expenses.

Depreciation and Amortization.  Depreciation and amortization for 2006 increased to approximately $2.2 million from $81,000 for 2005. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.

Gain on Derivatives.  Gain on derivatives for 2006 was approximately $22.4 million from zero for 2005. The gain on derivatives related to convertible debt and warrants issued during the year.

Loss on marketable securities.  Loss on marketable securities for 2006 increased to approximately $487,000 from zero for 2005. Loss on marketable securities related to mark to market on fuel futures.

Interest Expense.  Interest expense related primarily to convertible debts for 2006 was approximately $18.3 million from $56,000 for 2005. Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and interest charges.

Comparison of Year Ended December 31, 2005 to Year ended December 31, 2004

Due to Earth operations beginning September 7, 2004 (Inception), fiscal 2004 operations compared to fiscal 2005 are not meaningful. In addition, the LNG acquisition occurred in late 2005. As a result, only 2005 results will be discussed.

Sales — Net sales for biodiesel fuel and liquified natural gas were approximately $4.6 million for 2005.

Energy Production Credits — Revenues from federal incentive programs related to the production of biodiesel were $118,235 for 2005.

Cost of Sales — Cost of sales were approximately $5.2 million for 2005 and consisted of material costs for biodiesel production and cost of natural gas.

Selling, General and Administrative Expenses — Selling, general and administrative expenses were $1.7 million for 2005. These costs reflect approximately $778,000 of payroll expenses, $265,000 of professional fees, $52,000 of travel expenses and $650,000 of operating expenses.

Share-based Compensation — During 2005, share-based compensation consisted of $9,090,000 charged to compensation expense for 15,000,000 immediately vested shares granted to each member of the Board of Directors for services rendered. Earth also issued 240,000 shares for consulting services. The shares were valued at $141,500, with $43,000 charged to consulting expense and the remaining $98,500 recognized as deferred compensation to be amortized over the remaining service period.

Liquidity and Capital Resources

Overview.  Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. In addition, as our production operations ramp up, we anticipate significant purchases of soy oil, corn and other inputs necessary for biodiesel and ethanol production. During 2006 our cash and cash equivalents decreased by $4.8 million from 2005. Net cash used in operating activities was approximately $22.5 million for 2006, compared to net cash used in operating activities of approximately $8.1 million for the same period in 2005. The increase in net cash flow used in operating activities relates to increasing operating costs as we ramp-up our operations, including higher cost of good sold, other selling, general and administrative expenses and interest expense.

Net cash used in investing activities was $46 million for 2006, compared to net cash used in investing activities of approximately $3.9 million for the same period in 2005. The increase in net cash used in investing activities relates to purchases of fixed assets in the amount of approximately $10.5 million for our Durant and LNG facilities and advances of approximately $33.8 million during 2006 related to letters of intent and investments we have entered into to own and operate biodiesel and ethanol facilities.

Net cash provided by financing activities was $63.3 million for 2006, compared to net cash provided by financing activities of approximately $1.3 million for the same period in 2005. Cash flows provided by financing activities during 2006 relate primarily to the issuance of senior convertible debts totaling of with net proceeds of $77.4 million, less the repayment of prior debts of $21 million, and offset by debt issuance costs of $3.4 million. In addition, $10.8 million relates to proceeds from the issuance of common stock.

We incurred net losses and negative cash flows from operations of approximately $63.3 million and $22.5 million, respectively, for the year ended 2006. Of the net losses approximately $40.3 million relates to shares issued to employees and nonemployees for services rendered. We had approximately $291,000 in cash and cash equivalents at December 31, 2006. Our working capital deficit at December 31, 2006 was approximately $37.2 million.

Current and Future Financing Needs —

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

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. Based on our current plans, we believe that after consideration of the net proceeds of the $52.5 million offering and future private sales of our shares, we have sufficient funds to enable us to meet our planned operating needs for at least the twelve month period subsequent to the balance sheet date, December 31, 2006. In addition, subsequent to year end 2006 we secured $29 million in credit loan facilities.

Earth acquired a liquid natural gas (“LNG”) production company in November 2006. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 86,000 gallons per day. Earth expects revenues will increase approximately $12 million per year related to LNG sales.

Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, Earth plans to continue to increase the profitability of its operations necessary to support operations.

On February 28, 2007 and March 1, 2007 our LNG subsidiary obtained several credit facilities totaling $15 million and $5 million, respectively. The loan is secured by the LNG plant facility in Topock, Arizona. The $5 million revolving credit facility is advanced at the rate of 85% of accounts receivable. On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years. The loan is secured by the Durant plant facility in Durant, Oklahoma.

Earth’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel LNG and Ethanol production and distribution operations. Earth has also continued to raise capital through a variety of private securities offerings of its common stock.

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

Revenue Recognition — The geographic location of our customer base is primarily in the Texas and California markets, although management intends to expand operations throughout the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. We record revenue from federal incentive programs related to the production of biodiesel when we have produced, sold, blended the biodiesel, and completed all the requirements of the applicable incentive program.

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

Accounting for Stock Based Compensation — We use the principles defined in SFAS 123, “Accounting for Stock-Based Compensation,” to account for stock options, awards and warrants. Under this pronouncement, we determine the fair value of awards, options and warrants using the Black-Scholes Option Price Calculation model, and recognize the fair market value of the options, awards and warrants when granted or vested.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.” As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at year end 2006.

Net Loss Per Share Data — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding warrants until their exercise would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that Earth declared in November, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” to revise SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement did not have a material impact on the financial statements of Earth during fiscal year 2006, when adopted as all awards were restricted shares with no vesting periods.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Earth does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. Earth does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At December 31, 2006, Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual obligations

Current Debt Obligations —

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share. Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in March, 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

The LNG subsidiary has a revolving credit facility The $6 million revolving credit facility is advanced at the rate of 85% of accounts receivable. Interest of 7.5% is payable monthly.

Earth has several demand notes totaling $250,000 as of December 31, 2006. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

Leases —

On October 17, 2005, EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and Director of Earth. The lease agreement provides for monthly payments of $10,000 over a five year term. EBO is responsible for operations and repair and maintenance of the facility.

Minimum lease payments for the next five years are as follows: $177,733 for 2007; $133,044 for 2008; $130,614 for 2009; and $126,615 for 2010.

Risk Factors

Feedstocks, natural gas, petroleum products and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings have varied. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of feedstocks, taxes and other government impacts, price adjustment lags in long-term contracts, and natural gas production volumes. Accordingly, changes in benchmark prices for these raw materials only provide a broad indicator of changes in the earnings experienced in any particular period. In these very competitive environments, earnings are primarily determined by margin capture rather than absolute price levels of products sold. Operating margins are a function of the difference between what a produces pays for its raw materials and the market prices for the range of products produced. These prices in turn depend on global and regional supply/demand balances, inventory levels, plant operations, import/export balances and weather. Such conditions, along with the capital-intensive nature of the industry and very long lead times associated with many of our projects, underscore the importance of obtaining a strong financial position.

Earth’s revenue and operating results may fluctuate significantly from quarter to quarter, and fluctuations in operating results could cause its stock price to decline.

Earth’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•	the ability to quickly bring new production capacity on stream;

•	the fluctuating prices of feedstocks and natural gas;

•	the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases;

The market in which Earth competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline;

The ability to compete depends on a number of factors outside of Earth’s control, including:

•	the prices at which others offer competitive services, including aggressive price competition and discounting;

•	actions taken by the Federal Government or State Governments to remove subsidies and tax credits associated with the biodiesel business;

•	large swings in the price of oil which will affect the price at which Earth can purchase fuel supplies;

•	the ability of competitors to undertake more extensive marketing campaigns;

•	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and

•	the extent of competitors’ responsiveness to customer needs.

Earth may not be able to compete effectively on these or other factors. If Earth is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

Earth must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

Future success will depend upon Earth’s ability to enhance existing products and to introduce new products to meet the requirements of customers in a rapidly developing and evolving market. Present or future products may not satisfy the needs of the market. If Earth is unable to anticipate or respond adequately to its customers’ needs, lost business may result and financial performance will suffer.

Earth is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

Earth’s business consists of the production, marketing, distribution and sale of biodiesel fuel through Earth’s network of wholesale and retail outlets and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. Earth’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm Earth’s financial performance.

Earth’s ability to secure debt and equity financing could have an adverse effect on Earth’s financial health.

The inability to raise capital to fund working capital needs may:

•	increase Earth’s vulnerability to general adverse economic and industry conditions;

•	limit Earth’s ability to fund future working capital and other general corporate requirements; and

•	limit Earth’s flexibility in planning for, or reacting to, changes in Earth’s business and the industry in which it operates.

There can be no assurance that Earth’s business will generate sufficient cash flow from operations or that future borrowings will be available to it in an amount sufficient to enable it to obtain debt or to fund other liquidity needs.

Forward Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements that are subject to various risks and uncertainties. In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of Earth’s business found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to certain events, circumstances, assumptions, risks and uncertainties that may cause Earth’s actual results to be materially different from any future results expressed or implied by Earth in those statements. Some of these risks might include, but are not limited to, the following:

•	volatility or decline of Earth’s stock price;

•	potential fluctuation in quarterly results;

•	ability of Earth to earn revenues or profits;

•	sufficiency of revenues to cover operating costs;

•	availability and cost of raw materials;

•	any impact of competition, competitive products, and pricing;

•	adequacy of capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

•	ability to commercialize its technology or to make sales;

•	overall expected growth in the alternative fuels industry;

•	changes in interest rates and capital market conditions;

•	changes in laws and other regulatory actions;

•	acquisitions of business enterprises, including the ability to integrate acquired businesses effectively;

•	litigation with or legal claims and allegations by outside parties; and

•	other assumptions described in this report, as well as other reports filed with the United States Securities and Exchange Commission, underlying such forward-looking statements.

There is no assurance that Earth will be profitable, Earth may not be able to successfully develop, manage or market its products and services, Earth may not be able to attract or retain qualified executives and technology personnel, Earth’s products and services may become obsolete, government regulation may hinder Earth’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in Earth’s businesses.

Earth undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents Earth files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by Earth and any Current Reports on Form 8-K filed by Earth.

ITEM 7.	Financial Statements .

See Index to Financial Statements on page F-1.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A.	Controls and Procedures.

Our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to provide reasonable assurance that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the Sec’s rules and forms.

Changes were made in our internal control over financial reporting during our last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected our internal control over financial reporting. During the annual audit of our financial statements, our independent registered public accounting firm Malone & Bailey’s made several adjustments to our financial statements in the areas of share base compensation, impairment of investments, sales and cost of sales. Based on Malone & Bailey’s adjustments and management’s evaluation, as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and acting Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting

Earth is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to Earth’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after July 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for Earth, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.

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

Earth’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Earth; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Earth are being made only in accordance with authorizations of management and directors of Earth; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Earth’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the extended deadline in 2007, management will conduct an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management will determine whether Earth’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of Earth’s internal control over financial reporting will be audited by an independent registered public accounting firm and stated in their report which will be included in Earth’s Form 10-KSB filing.

There were no changes in Earth’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.	Directors and Executive Officers of the Registrant.

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Dates Served

Dennis McLaughlin	40	Chief Executive Officer, Chairman	February 17, 2006 and September 13, 2005 to date, respectively
Darren Miles	47	Chief Financial Officer	February 17, 2006 to date
Colonel Robert Dubek	47	Chief Operating Officer	August , 2006 to date
Kit Chambers	41	Corporate Secretary	November 8, 2005 to date
Tommy Johnson	40	Director , and VP of Business Development	September 13, 2005 to date
Bruce Blackwell	58	Director	September 29, 2005 to date
Morgan Freeman	68	Director	September 29, 2005 to date
Bill Luckett	58	Director	September 29, 2005 to date
Willie Nelson	71	Director	November 9, 2005 to December 26, 2006
Herbert E. Meyer	60	Director	June 12, 2006 to date

Dennis McLaughlin, Chairman and CEO of Earth, has served as CEO and Chairman of Apollo Resources International, Inc. (a publicly traded company) since October of 2004. He was CEO of Blue Wireless & Data, Inc. (a publicly traded company) from June 2004 through April 2005, and continues as Chairman from June 2004 to the present. He was CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) from September, 2003 to January 2005. Mr. McLaughlin founded MAC Partners, LP in January 2002. Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991. Mr. McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Darren Miles, Chief Financial Officer of Earth, brings over 20 years of experience in corporate finance, mergers and acquisitions, and investment banking to Earth. Prior to joining Earth, Mr. Miles consulted for GVC Financial Services, LLC for 3 years. Prior to that, Mr. Miles was a Director in a middle market investment banking firm specialized in recapitalizations, acquisitions, sales, and capital market funds sourcing. Mr. Miles also served as Director for Lewis Hollingsworth LP, a private equity fund where he directed turn-around efforts for portfolio companies while focusing on deal origination, structure, and negotiations. From September 2001 to August 2002, Mr. Miles also served as CEO of Fresh America Corporation (a publicly traded company). Darren holds his B.S. in accounting from Murray State University.

Robert D. Dubek recently retired as a Colonel in the United States Air Force after 26+ years of service. He brings experience in operational analysis, HR, and as a commander. From July 2004 through July 2006 he served as Commander, 305 Mission Support Group, McGuire AFB, NJ where he planned, developed and implemented direct operating support solutions for over 30,000 military, civilian, retiree, and family members at this location with a team of 2100+ government employees. From July 2002 through July 2004, he was the Chief of Personnel Force Management, for the Headquarters Air Mobility Command, Scott Air Force Base, Illinois where he provided direction and policy management for 100 HR programs supporting the 147 worldwide locations, including 12 major bases, of the Mobility command, serving 40,000 corporate personnel. Colonel Dubek received an M.S. degree in Strategic Studies from Air War College in 2002, an M.S. degree in Operations Research, Air Force Institute of Technology in 1990 and a B.S. degree in Mathematics from Kansas State University in 1980.

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

Tommy Johnson, Director and formerly CEO of Earth, has served as CEO of Earth’s Mississippi-based subsidiary since January 2004, where he led the acquisition of Earth’s biodiesel refinery and biodiesel refueling station. Mr. Johnson created and marketed a retail brand of a biodiesel fuel product and established wholesale distribution agreements. Mr. Johnson is also a member of the Board of Directors for the National Biodiesel Board, and is President of Apollo Alternative Fuels Company LLC, a wholly owned subsidiary of Apollo Resources International, Inc. Mr. Johnson has a strong background in sales and marketing and currently oversees the branding, marketing and sales of the range of alternative fuels products encompassed by Apollo Alternative Fuels Company LLC. Mr. Johnson has extensive experience in biodiesel fuels, government programs related to alternative fuels, and expertise in bringing alternative fuel products to market. Mr. Johnson also has over nine years of experience in the automotive industry, primarily in dealership management for Chrysler and Chevrolet. Mr. Johnson received a B.B.A. from the University of Texas in 1988.

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

Willie Nelson, Director, was born April 30, 1933, in the tiny farming community of Abbott, Texas. After high school, Nelson served briefly in the Air Force and then spent some time as a student at Baylor University. Beginning in the mid-’50s, he worked as a disc jockey in Texas and Washington, played in honky-tonks and continued refining his skills as a songwriter. In 1960, he moved to Nashville and signed as a songwriter with Pamper Music. He joined Liberty Records as a composer in 1962, his first major label deal. In 1961, Faron Young scored a No. 1 with Nelson’s “Four Walls.” Later that year, Patsy Cline hit it big with “Crazy,” and Billy Walker did moderately well with “Funny How Time Slips Away.” Nelson’s second single for Liberty, “Touch Me” in 1962, took him to No. 7, and that would remain his chart high point for the next 13 years. He recorded for RCA from 1965 until 1972, then moved to Atlantic Records. Dissatisfied with his pace as a recording artist, he returned to Texas, where he became a focal point of Austin’s emerging progressive country music scene. In 1975, Nelson began a fruitful association with Columbia Records that would last into the ’90s. His first album for Columbia, Red Headed Stranger, proved its appeal when one of its songs, “Blue Eyes Crying in the Rain,” went No. 1. Nelson’s outsider mystique gained a name in 1976 with the release on RCA Records of Wanted: The Outlaws, a compilation of tracks cut by Nelson, Waylon Jennings, Jessi Colter and Tompall Glaser. In 1979, Nelson made his first foray into movies with The Electric Horseman, which gave him some wonderfully funny scenes with Robert Redford. He followed with Honeysuckle Rose (1980), in which he was the star — and which introduced the song that would become his theme, “On the Road Again.” Subsequent films include Thief (1981), Barbarosa (1982), The Songwriter (1984), Where the Hell’s That Gold?!!? (1985), The Last Days of Frank & Jesse James (1986), Red Headed Stranger (1987), Once Upon a Texas Train (1988), Dust to Dust (1994), Gone Fishin’ (1997), Wag the Dog (1997), Outlaw Justice (1999), The Journeyman (2001) and The Big Bounce (2004). Nelson established himself as a champion for the family farmer with his annual Farm Aid concerts, and his Fourth of July Picnics have for the past quarter century served as a rite of musical passage in Texas.

Herbert E. Meyer is founder of Real-World Intelligence Inc., a company that designed intelligence systems for corporations throughout the world. He is also President of Storm King Press, a publishing company whose books and DVDs are sold worldwide. In addition, Mr. Meyer is host and producer of The Siege of Western Civilization, a DVD outlining the threats to our security, our economy, and our culture that has become an international best-seller. During the Reagan Administration, Mr. Meyer served as Special Assistant to the Director of Central Intelligence and Vice Chairman of the CIA’s National Intelligence Council. In these positions, he managed production of the U.S. National Intelligence Estimates and other top-secret projections for the President and his national security advisers. Mr. Meyers is widely credited with being the first senior US Government official to forecast the collapse of the Soviet Union — a forecast for which he later was awarded the U.S. National Intelligence Distinguished Service Medal, the Intelligence Community’s highest honor. Formerly an associate editor of Fortune, he has authored several books including The War Against Progress, Real-World Intelligence, and Hard Thinking. Mr. Meyer and his wife, Jill, are co-authors of How to Write, which is among the world’s most widely used writing handbooks. Mr. Meyer’s essays on intelligence and politics have been published in The Wall Street Journal, National Review Online, Policy Review, and The American Thinker. He is a frequent guest on leading television and radio talk shows.

Directors Compensation — Directors who are also officers of Earth receive no cash compensation for services as a director. However, the directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

ITEM 10.	Executive Compensation.

Summary Compensation Table

					Long Term Compensation
					Awards
		Annual Compensation			Restricted	Securities
				Other Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Awards	Options	Compensation

Dennis McLaughlin —	2006	$221,184	$250,000	—	—	—	$170,000
Chief Executive Officer, Chairman	2005				1,500,000
Darren Miles — Chief Financial Officer	2006	$132,143	$180,000	—	500,000	—	—
Colonel Robert Dubek Chief Operating Officer	2006	$64,728	$50,000	—	250,000	—	—
Tommy Johnson — Director, and VP of Business Development	2006	$67,175	$20,000	—	—	—	—
Tommy Johnson, CEO	2005	$48,875	$—	—	1,500,000	—	—
Kit Chambers — Corporate Secretary	2006	$104,176	$10,000	—	500,000	—	—
Bruce Blackwell — Director	2005	—	—	—	1,500,000	—	—
Bill Luckett — Director	2005	—	—	—	1,500,000	—	—
Herbert E. Meyer — Director	2006	$—	$—	—	1,000,000	—	—
Morgan Freeman Meyer — Director	2005	$—	$—	—	3,000,000	—	—
Willie Nelson Meyer — Director	2006	$—	$—	—	537,500	—
	2005	$—	$—	—	6,000,000	—	$195,503

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Earth’s common stock as of March 9, 2007, by (1) each director and named executive officer of Earth, (2) all officers and directors of Earth as a group, and (3) all persons who are known by Earth to be beneficial owners of 5% or more of Earth’s outstanding common stock.

Security Ownership of Certain Beneficial Owners — (1)

Title of Class	Name and Address	Number of Shares	% of Class

Common Stock	CEDE & Co PO Box #20 Bowling Green Station New York, NY 10274	22,034,259	8.8%
Common Stock	Lance Bakrow- (2) 112 Parsonage Road Greenwich, CT 06830-3942	22,000,000	8.8%
Common Stock	Apollo Resources International, Inc. 3001 Knox Street Suite 403 Dallas, Texas 75205	135,422,111	54.0%
Common Stock	Mammoth Corporation Suite 205 First Bank Plaza I Lake Zurich II, 60047	21,200,000	8.5%

Security Ownership of Management —

Title of Class	Name of Beneficial Owner	Number of Shares(1)	% of Class

Common Stock	Dennis McLaughlin-Chief Executive Officer, Chairman	1,500,000	*
Common Stock	Darren Miles-Chief Financial Officer	500,000	*
Common Stock	Colonel Robert Dubek-Chief Operating Officer	250,000	*
Common Stock	Tommy Johnson- Director , and VP of Business Development	1,500,000	*
Common Stock	Kit Chambers- Corporate Secretary	500,000	*
Common Stock	Bruce Blackwell-Director	1,500,000	*
Common Stock	Bill Luckett-Director	3,000,000	1.2%
Common Stock	Herbert E. Meyer-Director	1,000,000	*
Common Stock	Morgan Freeman-Director	6,000,000	2.4%
Common Stock	Willie Nelson- Director-(3)	6,537,500	2.6%
Common Stock	Officers and Directors as a Group (10 persons)	19,287,500	7.7%

(1)	Beneficial ownership is determined in accordance with the SEC’s rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60 days, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based upon 250,676,887 shares of common stock outstanding as of March 9, 2007.

(2)	Based on a Schedule 13D filed with the SEC on August 4, 2006. Includes (a) 16,000,000 shares of common stock deemed beneficially held by Greenwich Power II, L.L.C., comprised of (i) 8,000,000 shares of common stock purchasable from Apollo Resources International, Inc. through the exchange of notes issued by Apollo Resources International, Inc. and (ii) 8,000,000 shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options; (b) 2,000,000 shares of common stock deemed beneficially held by Greenwich Power, L.L.C., comprised of (a) 1,000,000 shares of common stock purchasable from Apollo Resources International, Inc. through the exchange of notes issued by Apollo Resources International, Inc. and (ii) 1,000,000 shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options; and (c) 4,000,000 shares of common stock deemed beneficially held by Lance Backrow, comprised of 4,000,000 shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options. Because Mr. Backrow is the sole manager and ultimate controlling person of Greenwich Power II, L.L.C. and Greenwich Power, L.L.C., he may be deemed to directly beneficially own 16,000,000 and 2,000,000 shares held by Greenwich Power II, L.L.C. and Greenwich Power, L.L.C., respectively.

(3)	Includes 537,500 shares of common stock held by Biodiesel Venture, LP. Biodiesel Venture, LP is the entity (affiliated with Willie Nelson) from which Earth sublicenses the right to use the trademark “BioWillie” in connection with its sales of biodiesel.

*	Indicates less than 1%.

Section 16(a) Beneficial Ownership Reporting Compliance —

Section 16(a) of the Exchange Act requires Earth’s officers, directors and persons who beneficially own more than 10% of a registered class of Earth’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, and to furnish to Earth copies of such reports. Based solely on the review of copies of the forms received, Earth believes that, with the exception of the items noted below, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% stockholders were timely.

Dennis McLaughlin did not make a timely filing of Form 3 and a Form 4. These filings have been made.

Bruce Blackwell did not make a timely filing of two Form 4 filings. These filings have been made.

Code of Ethics —

As of December 31, 2006 Earth had a Code of Business Conduct and Ethics Policy governing it’s employees and directors.

ITEM 12.	Certain Relationships and Related Transactions.

At December 31, 2006, Earth had payables related to payments made by Apollo International Resources, Inc. (the parent and major stockholder of Earth) on behalf of Earth totaling $2,925,907.

Acquisitions —

On April 20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of Earth’s common stock and 250,000 shares of Apollo Resources common stock. Willie H. Nelson, who serves on Earth’s board of advisors is also a limited partner of Trucker’s Corner.

On April 1, 2006, Earth entered into a sublicense agreement with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted Earth an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark. The sublicense has a two-year term and is renewable by Earth for four successive two-year terms (for a total term of ten years) so long as Earth is in compliance with the terms of the sublicense. In connection with the sublicense, in June 2006, Earth issued 537,500 shares of its common stock to each of Biodiesel Venture and Mr. Nelson. During the term of the sublicense, Earth has agreed to pay to each of Biodiesel Venture and Mr. Nelson annual royalties of $0.01 per gallon of biodiesel fuel branded with the BioWillie trademark that Earth sell, with a minimum annual royalty of $150,000 payable to each of Biodiesel Venture and Mr. Nelson. Mr. Nelson, who serves on Earth’s board of directors, is a limited partner of Biodiesel Venture and is the sole owner and manager of the general partner of Biodiesel Venture.

On March 31, 2006, Earth entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels. Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a member of Earth’s Board of Directors. In connection with the acquisition, Earth paid $2,200,000 in cash and issued 2,933,333 shares of its common stock to the sole stockholder of Southern Bio Fuels. Upon completion of the merger, we acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma. Because the merger consisted primarily of the acquisition of assets and it was not possible for Earth to continue normal operations, and sustain revenue streams, Earth failed to meet the definition of a business as defined by generally accepted accounting principles. As such, the merger was accounted for as an acquisition of assets. The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., Earth’s majority stockholder.

In connection with the Southern Bio Fuels merger, on March 2, 2006, Earth issued to Southern Bio Fuels a note with a principal amount of $850,000 and bearing interest at 7.25% per year. Earth’s obligations under this note were guaranteed by Dennis G. McLaughlin, III, Earth’s Chief Executive Officer. The note matured on March 13, 2006 and was paid in full at that time. On March 31, 2006, Earth issued another note to Southern Bio Fuels with a principal amount of $1,100,000 and bearing interest at 7.25% per year. The note matured on June 29, 2006. Earth’s obligations under these notes were guaranteed by Earth’s Chief Executive Officer and Tommy Johnson and Bruce Blackwell, each of which serve on Earth’s board of directors. On July 12, 2006, Earth repaid this note.

Affiliates —

On June 9, 2006, Earth entered into a consulting agreement with Herbert E. Meyer, a member of Earth’s Board of Directors, pursuant to which Mr. Meyer agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as that Earth may request. In exchange for such services, Earth has issued Mr. Meyer 1,000,000 shares of its common stock, for services rendered during 2006. The agreement has a two-year term, but is terminable by Earth upon thirty days written notice.

Other advances to related parties consist of a Note Receivable from a related company through common ownership named Blue Wireless of $147,843. In addition, Earth obtains legal services and subleases office space through a related party.

Effective October 17, 2005, Earth leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a member of Earth’s Board of Directors. The lease has a five-year term, and requires lease payments of $10,000 per month. Earth is responsible for operations and repair and maintenance of the facility.

Earth purchased biodiesel totaling $540,880 from a vendor who is related to Willie Nelson during the year ended December 31, 2006.

Dennis McLaughlin-Chief Executive Officer and Chairman of Earth sold an airplane and fuel tanker to EBOF totaling $170,000 during the year ended 2006.

ITEM 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

Exhibit
Number	Description

3.01	Certificate of Incorporation (filed as Exhibit 3.1 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
3.02	Bylaws(filed as Exhibit 3.2 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
10.1	Merger Agreement dated March 31, 2006 by and among Earth Biofuels, Inc., Southern Bio Fuels, Inc. and certain affiliates of Southern Bio Fuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed April 10, 2006 and incorporated herein by reference)
10.2	Stock Purchase Agreement dated October 1, 2005 by and between The Wing Sail Company and Earth Biofuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed December 14, 2005 and incorporated herein by reference)
10.3(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Locket, Jr.
10.4(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.
10.5(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.
10.6(1)	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.
10.7(1)	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.
10.8(1)	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.9(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.10(1)	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

Exhibit
Number	Description

10.11(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.12(1)	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.
10.13(1)	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.
10.14(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.
10.15(1)(1)	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.16(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.18(1)	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.19	Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.20	Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.21(1)	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.
10.22(1)	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.
10.23(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.
10.24(1)	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.
10.25(1)	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.
10.26	Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.27(1)	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.
10.28	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.29(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.
10.30(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.
10.31	8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.32	Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

Exhibit
Number	Description

10.33(1)	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.
10.34(1)	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.35(1)	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.36(1)	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.37(1)	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.38	Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.39	Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.40	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.41(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.
10.42	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.43	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.44	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.45	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.46(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.
10.47	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.48(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.49(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.50(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10.51(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.
10.52(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

Exhibit
Number	Description

10.53(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10.54(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.55(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.56(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10.57(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10.58(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10.59(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10.60(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.
10.61	Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.62	Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.63(1)	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.
10.64(1)	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.
10.65(1)	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.
10.66	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.67	Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.68	Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC, and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).
10.69(1)	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.
10.70(1)	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.
10.71(1)	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.
10.72(1)	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.
10.73(1)	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.
10.74(1)	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.
10.75(1)	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

Exhibit
Number	Description

10.76(1)	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.
10.77(1)	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.
10.78(1)	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.
10.79(1)	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.80(1)	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.
10.81(1)	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.82(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.
10.83(1)(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.
10.84(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.
10.85(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.
10.86(1)	Form of Warrant to purchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.
10.87(2)	Share Exchange Agreement effective as of November 17, 2006, by and between Earth Biofuels, Inc., a Delaware corporation (“Earth Biofuels”) and Apollo Resources International, Inc., a Utah corporation (“Apollo”).
10.88	Acquisition Agreement between Liquafaction Corporation, etal and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).
*10.89	Forebearance and Amendment Agreement and related Security and Subsidiary Agreements
*10.90	Letter from Nexxus re offer to Capitalize Biofuels with $150 million in Exchange for Common Stock and Escrow Agreement dated January 9, 2007
*10.91	Credit Agreement dated March 23 2007 by and between Durant Biofuels, LLC and Lenders and related Amendment No. 1, Amended and Restated Collateral Agreement, and Warrant Purchase and Registration Rights Agreement
*10.92	Credit Agreement dated February 28, 2007 by and between Earth LNG, Inc. and Lenders, and related Guarantee and Collateral Agreement and Warrant Purchase and Registration Rights Agreement
*10.93	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty
*10.94	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc.
*14	Code of Ethics
*21	Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed us for the fiscal year ended 2006 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was approximately $70,000.

Tax Fees:  none

All Other Fees:  none

Earth’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit year 2006. All audit work was performed by the auditors’ full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Earth has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on May 3, 2007.

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

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III Dennis G. McLaughlin, III	Chief Executive Officer and Chairman (Principal Executive Officer)	May 3, 2007

/s/ DARREN MILES Darren Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 3, 2007

/s/ TOMMY JOHNSON Tommy Johnson	Director	May 3, 2007

/s/ BRUCE BLACKWELL Bruce Blackwell	Director	May 3, 2007

/s/ BILL LUCKETT Bill Luckett	Director	May 3, 2007

FORM 10-KSB — ITEM 7
Earth Biofuels, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Earth Biofuels, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Earth Biofuels, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Earth Biofuels, Inc. and subsidiaries (“Earth”) as of December 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Earth’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earth LNG, Inc., a wholly-owned subsidiary, whose statements reflect total assets of $42,991,538 as of December 31, 2006, and total revenues of $24,936,216 and $2,813,249 for the years ended December 31, 2006 and 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Earth LNG, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth and Subsidiaries, as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Earth will continue as a going concern. As discussed in Note 1 to the financial statements, Earth’s recurring operating losses and working capital deficit, raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com

Houston, Texas
April 30, 2007

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEET
December 31, 2006

($ in 000’s,
except per share
amounts)

ASSETS
Current Assets
Cash and cash equivalents	$291
Investments in equity securities	285
Trade accounts receivable, net of allowances totaling $109	3,019
Inventory	785
Prepaid expenses and other current assets	1,471
Notes receivable	857

Total Current Assets	6,708
Property, Plant and equipment, net	27,015
Investments and advances	40,860
Investment — related party	100
Notes receivable from related parties	5,824
Deferred financing fees	2,445
Goodwill and other intangibles, net	30,032
Prepaid and other long term assets	747

Total Assets	$113,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,064
Accrued interest payable	7,337
Payables to related parties	6,826
Demand Notes	250
Line of Credit	5,679
Current portion of convertible promissory notes, net of discount of $39,633	13,967
Income taxes payable	1,818

Total Current Liabilities	43,941

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $.001 par value, 400,000,000 shares authorized, 233,239,225 shares issued and 233,047,259 shares outstanding	233
Additional paid-in capital	145,555
Other comprehensive income	(570)
Accumulated deficit	(74,965)
Treasury stock at cost (279,200 shares)	(463)

Total Stockholders’ Equity	69,790

Total Liabilities and Stockholders’ Equity	$113,731

See accompanying notes to financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006 & 2005

	2006	2005
		(Restated)
	($ in 000’s, except
	per share amounts)

Revenue
Sales revenues	$39,737	$4,639
Energy production credits	1,808	117

Total revenues	41,545	4,756
Cost of sales	40,722	5,247

Gross profit (loss)	823	(491)

Operating Expenses
Compensation (including share based compensation of $11.3 million and $9.1 million, respectively)	12,296	9,153
Depreciation and amortization	2,208	81
Selling, general and administrative (including share based compensation of approximately $29 million and $43,000, respectively)	49,852	1,760

Total operating expenses	64,356	10,994

Loss from operations	(63,533)	(11,485)

Other income (expense)
Interest expense	(18,369)	(56)
Net gain on derivatives	22,405	—
Gain on contract	1,023	—
Loss on equity investments	(2,684)	—
Other income	101	(6)

Total other income (expense)	2,476	(62)

Loss before provision for income tax	(61,057)	(11,547)
Income tax expense	1,818	—

Net loss	(62,875)	(11,547)
Other comprehensive income (expense)
Realized losses on marketable securities	(487)	—

Total comprehensive loss	$(63,362)	$(11,547)

Income (loss) per common share
Basic and diluted
Net loss	$(0.33)	$(0.08)
Weighted-average shares
Basic and diluted	193,087,894	147,383,165

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 & 2005

			Common	Common	Additional	Other
	Members’	Preferred	Stock	Stock at	Paid	Comprehensive	Treasury	Accumulated
	Capital	Stock	Shares	Par	In Capital	Income (Loss)	Stock	Deficit	Totals
	($ in 000’s)

Balance 12/31/04	$60	$—	—	$—	$—	$—	$—	$(56)	$4
Members contribution	260	—	—	—	—	—	—	—	260
Recapitalization	(320)	—	146,100	146	174	—	—	—	—
Shares issued for cash		—	251	1	109	—	—	—	110
Shares issued for services		—	15,240	15	9,216	(98)	—	—	9,133
Net Loss		—						(11,547)	(11,547)

Balance December 31, 2005 (Restated)		—	161,591	162	9,499	(98)	—	(11,603)	(2,040)
Shares issued for cash		—	25,953	26	10,784	—	—	—	10,810
Shares issued for services		—	11,537	11	40,345	—	—	—	40,356
Shares issued for investments		—	31,245	31	57,454	—	—	—	57,485
Shares issued for converted debt		—	3,000	3	1,497	—	—	—	1,500
Unrealized loss on marketable securities		—	—	—	—	(570)	—	—	(570)
Amortization of Deferred compensation		—	—	—	—	98	—	—	98
Treasury Stock		—	(279)	—	—	—	(463)	—	(463)
Net Changes in discounts on convertible debt and reversal of derivative liabilities from retirements of debts		—	—	—	25,976	—	—	—	25,976
Net loss		—	—	—	—	—	—	(63,362)	(63,362)

Balance December 31, 2006	$—	$—	233,047	$233	$145,555	$(570)	$(463)	$(74,965)	$69,790

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 & 2005

	2006	2005
		(Restated)
	($ in 000’s)
OPERATING ACTIVITIES
Net loss	$(63,362)	$(11,546)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization of intangibles	2,208	81
Bad debt	—	51
Amortization of debt issuance costs	316	—
Gain on derivative	(22,405)	—
Realized losses on marketable securities	487	—
Debt discount amortization	9,095	—
Share-based compensation	40,356	9,133
Changes in
Trade accounts receivable	(2,294)	4,844
Inventory	(150)	(44)
Prepaid expenses and other current assets	1,383	(1,664)
Other assets	1,298	114
Accounts payable and accrued expenses	5,716	(8,647)
Accrued interest	7,336	98
Taxes payable	1,818	(529)
Shares payable	(4,210)	—
Other liabilities	(109)	—

Net cash used by operating activities	(22,517)	(8,109)

INVESTING ACTIVITIES
Cash paid on other deposits	—	(251)
Cash acquired on acquisition of Meadow Springs	—	85
Purchases of equity securities	(1,342)	—
Purchases of property, plant and equipment	(10,457)	(444)
Investments in and advances to related parties	6,399	(704)
Investments and advances	(33,517)	—
Increase in notes receivable	(6,682)	—
Repayments of notes receivable	—	5,178

Net cash provided by (used in) investing activities	(45,599)	3,864

FINANCING ACTIVITIES
Capital contributions	—	(4,741)
Proceeds from issuance of stock	10,810	109
Purchase of treasury stock	(463)	—
Proceeds from convertible debt	77,450	5,944
Repayments of convertible debt	(21,008)	—
Cash paid for debt issuance costs	(3,452)	—

Net cash provided by financing activities	63,337	1,312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,779)	(2,933)
CASH AND CASH EQUIVALENTS — Beginning of year	5,070	8,003

CASH AND CASH EQUIVALENTS — End of year	$291	$5,070

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,543	$56
Income taxes paid	$—	$—
Non-Cash Investing and Financing Activities:
Value of shares issued to acquire assets	$13,863	$4,210
Value of shares issued to acquire Apollo LNG	$39,300	—
Value of shares issued to acquire identifiable intangible assets	$2,236	$—
Value of shares issued in relation to Letters of Intent	$4,320	$—
Value of shares issued in connection with conversion of debt	$1,500	$—

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

Notes to Financial Statements
December 31, 2006

NOTE 1	— ORGANIZATION AND MANAGEMENT’S PLANS

Organization

Earth Biofuels, Inc., (“Earth”) was incorporated in the state of Nevada on July 15, 2002. On September 13, 2005, Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. With the acquisition, Apollo owns approximately 88% of the issued and outstanding shares of Earth. This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Earth Biofuels Operating, Inc. is the “accounting acquirer” for financial reporting purposes.

On October 7, 2005, Earth Biofuels, Inc. (the Mississippi company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005, the domicile of Earth was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation.

Earth formed the following wholly owned subsidiaries during 2006. Earth Ethanol, Inc. (“Earth Ethanol”), Earth LNG Inc. (“LNG”) and American Earth Fuels Co, LLC (“American Earth”). In addition, Earth acquired all the outstanding stock of Earth Biofuels Distribution formerly The Wing Sail Company d/b/a Distribution Drive, Inc.(“Distribution Drive”)on November 29, 2005, and Apollo Earth LNG Inc (LNG) on November 22, 2006.

The principal business of Earth is the domestic production, supply and distribution of petroleum diesel-based alternative fuels consisting of pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also produces and distributes liquefied natural gas, or LNG, which is natural gas in its liquid form. The primary LNG operations are in Arizona and California.

Durant Biofuels, LLC (“Durant”) was established in Oklahoma on September 7, 2005. Durant owns a 10 mgy (million gallons per year) capacity pure biodiesel (B100) production plant in Durant, Oklahoma.

American Earth Fuels was formed in October 2006 to create a principal distribution channel for Earth and its related companies. This company will begin acquiring retail service stations in 2007 throughout Texas for distribution of biodiesel fuel. American Earth plans to sell biodiesel and ethanol fuel products, as well as traditional petroleum fuel products, to consumers. Earth, the exclusive distributor for BioWillie biodiesel fuel, will distribute BioWillie and ethanol fuel to American Earth’s retail stations in order to meet the demand of its customers.

During the fourth quarter of fiscal 2006 Earth completed the acquisition of Apollo LNG, Inc., a Texas company (the “LNG Business”). The acquisition of the LNG business marked the initial entrance of Earth into the liquefied natural gas production business. The acquisition added the largest producer of wholesaler vehicle-quality LNG in the western US and Mexico, and has allowed Earth to be more diversified. Earth believes this acquisition will be a major part of establishing future financial stability. The LNG company acquisitions have produced revenues in excess of $50 million over the preceding two fiscal years.

Going Concern

Earth has incurred significant losses from operations and as of December 31, 2006, has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern.

During the year 2006 the Company received net proceeds of $53.6 million from the issuance of senior convertible notes. We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

for other general corporate purposes, including working capital. Subsequent to year end 2006 Earth obtained several credit facilities totaling $29 million with various lenders to finance the working capital needs of its Bio-diesel and LNG operations.

Earth has implemented cost saving measures, primarily in its Bio-diesel operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which Earth currently operates. Earth will take additional cost savings measures, if necessary, to enhance its liquidity position. Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. Management intends to raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — RESTATEMENT

Earth entered into a share exchange agreement with the shareholders the LNG Business on November 22, 2006,. Under the Agreement, Earth acquired from the shareholders all of the issued and outstanding shares of the LNG Business (the “LNG Shares”). Earth agreed to issue 18,844,222 shares of its common stock as consideration for the LNG Shares. The LNG Business had been previously acquired by Apollo on December 7, 2005.

Under the guidance in Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”) transactions between companies under common control are to be accounted for at the historical cost basis. The transaction between Earth and the LNG business was a transaction between entities under common ownership and therefore recorded no adjustment for the fair value of the assets acquired. Earth follows the guidance included in Accounting Principles Board Opinion 16 by applying the pooling method in accounting for this acquisition. In accordance with SFAS 141 the prior year’s information has been restated to furnish comparative information.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Apollo had recorded goodwill of approximately $24 million, as the acquisition was accounted for as a purchase transaction. As such, Earth has amended its 2005 financial statements to reflect the acquisition of Apollo LNG, Inc, as of December 7, 2005.

The following is a condensed balance sheet disclosing the actual carrying values of the LNG Business assets and liabilities at December 7, 2005.

ASSETS
Cash and cash equivalents	$8,169,785
Accounts receivable	5,390,391
Inventory	1,101,519
Prepaid and other assets	2,764,768

Total current assets	17,426,463
Property, plant and equipment	19,903,121
Other long-term assets	3,024,634

Total Assets	$40,354,218

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable	$12,863,547
Notes payable	454,724

Total current liabilities	13,318,271
Long-term debt	3,643,328

Total Liabilities	16,961,599
Members’ equity	23,392,619

Total Liabilities and Members Equity	$40,354,218

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Earth Biofuels, Inc.

Certain reclassifications to prior years have been made to conform to the 2006 presentation.

Principles of Consolidation — Earth’s consolidated financial statements include the accounts of Earth and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents — Earth considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable — Earth uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Accounts Receivable — Tax Credits — Earth filed federal excise tax returns for the year ended December 31, 2005, claiming refundable biodiesel mixture tax credits. Such credits amounted to approximately $374,000.

Inventory — Inventories of fuel purchased and manufactured are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market.

Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the following estimated useful lives:

Asset	Life

Buildings and improvements	8 - 39 years
Fixtures and equipment	4 - 20 years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations . The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Notes Receivable — At December 31, 2006 the amounts carried in notes receivable were considered by management to be collectible in full. In addition, the related interest features are at market rates and terms, and thus the amounts are stated at fair market value.

Impairment of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, Earth reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Earth assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Goodwill and Other Intangible Assets — Earth accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are periodically tested for impairment. Earth assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

In accordance with SFAS 133 and EITF 00-19, during the year ended December 31, 2006 we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature, and certain features of our other financial instruments should be separately accounted for as derivative liabilities. These financial instruments were subsequently repaid or converted such that there is no derivative liability as of year end December 31, 2006. Our financial statements for the year ended December 31, 2006 reflect the realized changes in the fair value of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability”.

Revenue — Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. Earth records revenue from federal incentive programs related to the production of biodiesel when Earth has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.

Shipping and Handling Costs — Freight and transport costs are included as a component of cost of goods sold.

Accounting for Share-Based Compensation — Earth measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Earth utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Earth determines the measurement date for share based transactions with non-employees according to the terms of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth measures fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete.

Income Taxes — Earth and its subsidiaries file a consolidated federal tax return. Income taxes are provided based upon the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that Earth declared in November, 2005. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. Outstanding options and warrants were not included in the computation of diluted loss per share for the year ended December 31, 2006 because their inclusion would be anti-dilutive. For the year ended December 31, 2005, Earth had no dilutive potential common shares.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Treasury Stock — The Company accounts for treasury stock using the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account. The stock was acquired for reasons other that its retirement, however, its ultimate disposition has not yet been decided.

NOTE 4 — INVENTORIES

At December 31, 2006, respectively, inventories consisted of the following:

2006
($ in 000’s)

Biodiesel inventory , finished goods	$268
Liquid Natural Gas, finished goods	517

Total	$785

NOTE 5 — INVESTMENTS IN EQUITY SECURITIES

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”.

Earth had no investments which are classified as trading securities as of December 31, 2005. However, Earth had engaged in trading securities during the year ended December 31, 2006 and recorded realized losses in the consolidated statement of operations totaling $487,077.

Earth’s remaining investments in equity securities as of December 31, 2006 are classified as available for sale securities and are recorded at fair value on the balance sheet as short-term investments in equity securities. At December 31, 2006, the market value of investments in equity securities was approximately $285,000. The change in fair value during the period is excluded from earnings and recorded net of tax as a component equity classified as other comprehensive income totaling approximately $570,000 as of December 31, 2006.

The carrying value of these shares are reevaluated at each reporting period and adjustments, if appropriate, are made to the carrying value of these securities. Of all the aforementioned investments owned by Earth at December 31, 2006, all are public companies with a trading market.

NOTE 6 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following at December 31, 2006:

Description	2006
($ in 000’s)

Deposits on business related assets and office spaces	$496
Deferred Financing fees related to securities agreements	692
Prepaid charges related to feedstock purchases and various business needs	1,030

Total	2,218
Less current portion	(1,471)

Long term prepaid and other assets	$747

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2006, consists of the following:

Property, Plant and Equipment	2006
($ in 000’s)

Land	$681
Buildings and improvements	24,004
Fixtures and equipment	10,184

Total cost	34,869
Accumulated Depreciation	(7,854)

Net property, plant and equipment	$27,015

Depreciation expense for the years ended 2006 and 2005 was $2,058,000 and $86,000, respectively.

On March 31, 2006, Earth entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels. Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into Earth, with Earth being the surviving corporation. In connection with the merger, Earth paid $2,200,000 in cash and issued 2,933,333 shares valued at $7,157,000 of its common stock to the sole stockholder of Southern Bio Fuels. Upon completion of the merger, Earth acquired the sole asset of Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma. Because the merger consisted primarily of the acquisition of assets and it was not possible for Earth to continue normal operations, and sustain revenue streams, Southern Bio Fuels failed to meet the definition of a business as defined by generally accepted accounting principles. As such the merger was accounted for as an acquisition of assets. The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., Earth’s majority stockholder.

NOTE 8 — INVESTMENTS, ADVANCES and NOTES RECEIVABLE FROM RELATED PARTIES

Amounts representing the Corporation’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”; there were no significant operations during 2006 and as such Earth’s share of the net losses of these companies is $98,000 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Corporation’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value. As of December 31, 2006, the Company had recorded losses of approximately $2,684,000. There were no investments for the year ended December 31, 2005.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Investments and advances consist of the following entities and amounts as of and for the year ended December 31, 2006:

	Method of
	Accounting
	for the
	Year Ended			Amount	Total
	December 31,	%	Investment	of	Investment
Description	2006	Ownership	Amount	Advances	and Advances	Type of Investment
			($ in 000’s)	($ in 000’s)	($ in 000’s)
Investments
Truckers Corner	Equity	25%	$1,120	$2,032	$3,152	Retail facility for
Hillsboro, TX						Bio-diesel distribution

American Earth	Equity-	Proposed	46	—	46	Acquisitions of
Dallas, TX	to be	to be 51%-				retail sites for
	consolidated	Start up Co.				Bio-diesel distribution
	in 2007

Systems Management	Cost	Advances-	—	—	—	Bio-diesel production
Solutions, Inc. (“SMS”),		LOI				facility
San Antonio, TX

Vertex Processing, LP,	Cost	Advances-	—	2,435	2,435	Bio-diesel production
Houston, TX		LOI-51%				facility

Letters of Intent
Biodiesel Investment Group	Cost	10%	4,901	—	4,901	Bio-diesel production
and Bunge North America,						facility
Danville, Illinois

Earth Ethanol and	Equity-	Proposed	—	100	100	Ethanol production
Liquafaction Corporation,	to be	to be 80%-				facility
Moses Lake, Washington	consolidated	Start up Co.
	in 2007

Earth Ethanol and	Cost	Advances-	—	27,076	27,076	Ethanol production
HPS Development, L.L.C.,		LOI				facility
Plaquemines Parish, Louisiana

DFI-Albemarle Bio-Refinery, Inc.,	Cost	Advances-	—	3,150	3,150	Ethanol production
North Carolina		LOI				facility

Total investment and advances			$6,067	$34,793	$40,860

Investments —

Trucker’s Corner — On April 20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of Earth’s common stock valued at $1,120,000, and 250,000 shares of Apollo Resources common stock. This investment consist of a retail facility which was formerly called Willie’s Place at Carl’s Corner. It is currently under renovation and is expected to be open the summer of 2007. The truck stop complex will offer many amenities for truckers and travelers. The features will include two restaurants, a convenience store, gift shop, Willie Nelson memorabilia, the original 850-seat theater, media and gaming lounges, laundry facilities, private showers, and BioWillie® brand biodiesel fuel. As of December 31, 2006 Earth also has a note receivable due upon demand totaling $104,911.

American Earth Fuels Company — Earth has plans to begin acquiring and operating retail service stations through its majority-owned subsidiary, American Earth Fuels Company (AEFC). Newly formed for the purpose of creating the principal distribution channel for Earth Biofuels and its related companies, AEFC plans to sell biodiesel and ethanol fuel products, as well as traditional petroleum fuel products, to consumers around the

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

nation. Earth Biofuels, the exclusive distributor for BioWillie biodiesel fuel, will distribute BioWillie and ethanol fuel to AEFC’s retail stations as required in order to meet the demand of AEFC’s customers. During 2006, the Company put down on deposit $250,000 related to a potential contract to purchase certain retail locations in Texas. However, subsequent to year-end, this deposit was forfeited due to various business reasons.

Biodiesel Investment Group — On September 21, 2006, Earth invested $5 million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

Earth Ethanol/Liquafaction Corporation  — On December 20, 2006, Earth Ethanol, Inc. entered into an agreement with Liquafaction Corporation to construct and operate an ethanol production facility located near Moses Lake, Washington. Earth Ethanol will beneficially own 80% of the facility, which is projected to produce approximately 36 million gallons of ethanol per year by the end of 2007. The project is a renovation and expansion of an existing ethanol plant built in 1992 with an original capacity of approximately six million gallons per year. The facility will be upgraded with state-of-the-art processes and controls and will be able to process both corn and barley as feedstock for the ethanol production. Moses Lake is located in Grant County, the largest corn-producing county in the state of Washington, and is adjacent to the largest barley producing counties in the state. The ability to operate on two grains will help to reduce the exposure to rapidly changing corn or barley prices. In addition to Earth Biofuels’ controlling interest, it will manage operations at the Moses Lake facility.

Advances on Letters of Intent —

On May 5, 2006, Earth signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc. The facility, located near San Antonio, Texas, currently supplies most of its production of biodiesel to us, and is in the process of expanding its production capacity. The facility’s current biodiesel production capacity is 6 MMGPY. We plan to sell the fuel produced by this facility under our brand name “BioWillie” to local markets and other areas of Texas. Earth has a note receivable due upon final execution totaling $788,000.

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which a newly created company will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy will acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth will acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. In addition advances of $550,000 have been made. On February 5,2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. The companies are currently in renegotiation of this acquisition. Due to the foregoing the Company believes the investment amount was compromised and has recorded a loss on this investment totaling $2,435,000.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

On June 7, 2006, Earth entered into a letter of intent with Earth Ethanol, Inc., one of our wholly owned subsidiaries, DFI Group, Inc. and Albermarle Bio-Refinery, Inc., which contemplates a joint venture in which Albermarle Bio-Refinery will convert into a limited liability company and own and operate an ethanol facility in Martin County, North Carolina. In connection with the non-binding letter of intent, we have loaned an aggregate of $2,120,351 to Albermarle Bio-Refinery, Inc. as of the year ended December 31, 2006 for the purposes of acquiring 51% investment in a 50-million gallon ethanol production plant in Jamesville, NC. The note bears interest at 4.85% and matures one year from the date of the note. Principal and accrued interest are due at maturity. Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by us will be reduced by the amount of any remaining principal and accrued and unpaid interest.

Notes receivable from related parties —

Notes receivable from related parties consists of advances made to the parent Apollo, and other related parties pursuant to intercompany credit agreements and notes related to investments bearing market rates and terms. Total notes receivable as of December 31, 2006 are as follows:

Description	2006
($ in 000’s)

Truckers Corner	$104
SMS	788
DFI	2,120
Apollo	2,812
AIRO	857

Total	6,681
Less current portion	857

Long term notes receivable from related parties	$5,824

Investment — related party —

Consists of an equity investment with less than 5% ownership interest in Blue Wireless, a publicly traded company. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth will account for this investment using the cost method.

Other Acquisitions —

On March 31, 2006, Earth entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels. Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into Earth, with Earth being the surviving corporation. In connection with the merger, Earth paid $2,200,000 in cash and issued 2,933,333 shares valued at $7,157,000 of its common stock to the sole stockholder of Southern Bio Fuels. Upon completion of the merger, we acquired the sole asset of

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Southern Bio Fuels, a biodiesel refinery that was formerly located in Pearl, Mississippi and that has been relocated to the our premises in Durant, Oklahoma. Because the merger consisted primarily of the acquisition of assets and it was not possible for Earth to continue normal operations, and sustain revenue streams, Earth failed to meet the definition of a business as defined by generally accepted accounting principles. As such the merger was accounted for as an acquisition of assets. The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., Earth’s majority stockholder.

Earth Biofuels Technology Company.  On May 4, 2006, we agreed with Dr. Miguel Dabdoub to form a technology company by the name of “Earth Biofuels Technology Company, LLC,” to be owned 50% by us and 50% by Dr. Dabdoub. In exchange for our 50% interest, we paid $225,000 and we issued 1,800,000 shares of our common stock valued at $4,410,000 to Dr. Dabdoub and Apollo Resources issued 100,000 shares of its common stock to Dr. Dabdoub. Dr. Dabdoub, an expert in the field of biodiesel production facility technologies, has contributed an exclusive license to the technology company to make use of his proprietary technologies, for use in North America. Accordingly, the purpose of the new entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties. Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. The fair market value of shares issued to Dr. Dabdoub was expensed as share based compensation under the related consulting agreement. As such the investment balance is zero as of December 31, 2006.

On June 12, 2006, Earth issued 537,500 shares of our common stock to Biodiesel Venture, L.P. and 537,500 shares of our common stock valued at $2,496,000 to Willie H. Nelson in connection with a sublicense agreement entered into on April 1, 2006 with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted us an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark. The fair market value of these shares have been capitalized as intangible assets totaling approximately $2.2 million.

NOTE 9 — INTANGIBLE ASSETS

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At December 31, 2006, Earth had recorded $23,983,000 of goodwill related to its acquisition of its LNG businesses, and $3,981,280 related to the acquisition of Distribution Drive.

Other intangible assets consist of a license costing approximately $2.2 million for the sales of a brand name biodiesel product. Earth is amortizing its acquired definite-lived intangible asset on a straight-line basis over the estimated useful life of 10 years. Amortization expense for the years ended December 31, 2006 and 2005 were $167,700 and $0, respectively. The estimated aggregate amortization expense of our definite-lived intangible assets for each of the five succeeding fiscal years is approximately $223,000. Earth has determined that, based on the impairment tests performed, no impairment of other intangible assets has occurred.

Intangible assets are summarized as follows: ($ in 000’s)

Description	2006

Goodwill	$27,964
Trademark, net	2,068

Total	$30,032

Based upon preliminary periodic assessment of goodwill and intangibles during the first quarter of calendar year 2007, there may be potential impairment of goodwill and intangibles, however, an adjustment will not be made until further reliable information can be obtained.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

NOTE 10 — LINE OF CREDIT

The LNG subsidiary has a revolving credit facility The $6 million revolving credit facility is advanced at the rate of 85% of accounts receivable. Interest of 7.5% is payable monthly. Subsequent to year end, FCC, LLC, d/b/a First Capital, filed liens pursuant to various provisions of the Loan Agreement and associated documents, including failure to pay amounts when due. Demand was made by First Capital for all amounts due of approximately $6,345,146. Subsequent thereto, all amounts due were paid in full and the debt retired.

NOTE 11 — DEMAND NOTES  —

Earth has several demand notes totaling $250,000 as of December 31, 2006. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

NOTE 12 — CONVERTIBLE DEBT

Convertible debt consists of the following as of December 31, 2006:

2006

8% convertible promissory notes, due August 31, 2007	$53,600
Discount on convertible promissory notes	(39,633)

Current portion of convertible promissory notes	$13,967

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share. Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on our $20.0 million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes. All of Earth’s assets are pledged as collateral on these notes.

On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in March, 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

Earth failed to make timely the first quarterly interest payment on October 1, 2006 due under the original securities purchase agreement dated July 24, 2006 and August 11, 2006. In addition, Earth failed to register the underlying securities within 30 days from closing. As such, penalties and interest had accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties. However, subsequent to year end, Earth entered into a Forbearance and Amended agreement in the aggregate amount of $63,000,000 with the investors whereby all default interest, interest penalties and registration right penalties were removed and replaced with an interest premium in lieu of which is due and payable upon the new terms the agreement. The agreement provides for a principal payment in the amount of $25 million on June 30, 2007, with the balance due on August 31, 2007 totaling $38 million. The debt will continue to carry an 8%

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

coupon rate, which is due and payable monthly. The conversion price was reset to $.40 and the warrants exercise price was reset to $0.44. As part of the agreement Earth has agreed to sell specific investments or raise additional equity in order to repay the principal amounts due.

At the date of original issuance the warrants had a relative fair value of $18,808,359, and Earth recognized a beneficial conversion feature in the amount of $42,906,599 based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $3,273,933 for the year ended December 30, 2006. Upon signing the forbearance amendment, and in accordance with EITF 96-19, Earth evaluated the present value of cash flows including changes in Fair value (FV) of an embedded conversion option (ECO) under the new instrument to see if there was at least a 10% different from present value of the remaining cash flows under the terms of the original instrument. It was determined that the change was less than 10% and therefore, this change was considered debt modification and will be recorded when incurred on April 15, 2007 a charge of $6,167,063 will be made against the discount remaining on the original debt, and against additional paid in capital, as appropriate.

During the second and third quarters of 2006, Earth received proceeds under various convertible notes with warrants totaling approximately $22.5 million. The conversion features and exercise prices were at different variable market prices. In addition certain of Earth ’s convertible debts were convertible into an indeterminate number of shares. As such, Earth evaluated the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), and EITF 00-19 for these convertible debts, as well as warrants issued in connection with the debt offerings. Based on the guidance in SFAS No. 133 and EITF 00-19, Earth concluded that instruments were required to be accounted for as derivatives and required Earth to bifurcate and separately account for the conversion features of the convertible debt as embedded derivatives. The conversion features and the warrants met the attributes of a liability and Earth therefore recorded the fair value of the conversion features and the warrants as current liabilities during these quarters.

Earth recorded the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivatives”. Some of the debts were converted on July 14, 2006, and the remaining instruments were repaid with the proceeds from the July 24, 2006 issues. Based on Earth’s analysis and application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”), the derivative liabilities were reversed as appropriate. The remaining discounts were reversed to additional paid in capital, and the repaid debt derivative liability amounts were reversed to gain on derivatives.

In connection with the 8% senior convertible notes issued on July 24, 2006, Earth incurred loan costs in the amount of $3,452,000 which will be amortized over the term of the convertible notes.

Unless converted or redeemed as described above the 8% secured convertible notes are due in 2007 totaling $53,600,000.

Interest Expense	2006	2005
	($ in 000’s)

Interest expense on convertible debts, line of credit and demand notes	$9,274	$56
Amortization of Discounts and deferred loan costs on convertible debts	9,095	—

Total interest expense	$18,369	$56

NOTE 13 — STOCKHOLDERS’ EQUITY

On November 14, 2005, the Board of Directors of Earth approved a six-for-one stock split of Earth’s common stock. All share information is presented on a post-split basis.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

On July 12, 2006, subsequent to majority shareholder approval, Earth filed an amendment to its certification of incorporation with the Secretary of State of Delaware in which the number of authorized shares of common stock was increased from 250,000,000 to 400,000,000 shares.

Warrants —

Warrants granted by the Company consisted of the following for the year ended December 31, 2006. There were no outstanding warrants or conversion options for the year ended December 31, 2005.

	Exercise	2006
Description	Price	Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	$2.93	1,545,000
July 10, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	$2.50	1,515,000
July 21,2006 warrants issued for consulting fees	$.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	$2.90	9,051,725
August 11, 2006 convertible debt, warrants issued to investors and placement agent	$2.90	189,655

		17,990,940

The weighted average exercise price for all warrants outstanding as of December 31, 2006 was $1.57 per share.

There were no warrants exercised or expired as of December 31, 2006, and all warrants have a five-year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 100%-400%, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at December 31, 2006 is as follows:

	Number of Shares		Weighted Average
	Under Warrant	Exercise Price	Exercise Price

Warrants outstanding at December 31, 2005	$—	$—	$—
Issued	17,790,940	.25 - 3.84	.73
Exercised	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at December 31, 2006	$17,790,940	$.25 - $3.84	$.73

In summary there were warrants for 17,790,940 shares of common stock and conversion options for 18,482,760 shares outstanding as of year end December 31, 2006, however due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Share-based Compensation —

During the year ended December 31, 2006, Earth issued 5,196,788 restricted shares, valued at approximately $11.2 million of Earth’s common stock to employees for services rendered, and 6,340,274 restricted shares, valued at approximately $29 million, of Earth’s common stock for consulting services, of which 1,000,000 shares, valued at $2,730,000, were issued to Herb Meyer, a member of Earth’s Board of Directors, under his consulting agreement.

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

Subscriptions —

Earth signed a Securities Purchase Agreement in December 22, 2005, whereby Earth sold 14,493,015 shares for a specified purchase price. The purchase price was never received from the purchaser, and thus, the shares were returned to Earth and held in escrow by an escrow agent. The escrow agent sold some of these shares during the year ended December 31, 2006 totaling approximately 6,621,568 shares for $3,354,401.

Registration Rights —

Earth was obligated under Registration Rights Agreements to file, on the 30th day following the agreements a Registration Statement with the SEC registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offerings. If (i) Earth did not file the Registration Statement within the time period prescribed, or (ii) Earth failed to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, within five trading days of the date that Earth is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed,” or is not subject to further review, or (iii) the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the SEC on or before 120 days following March 23, 2005, or (iv) after the Registration Statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all securities registered there under, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause (i) or (iii) the date on which such Event occurs, or for purposes of clause (ii) the date on which such five-trading day period is exceeded, or for purposes of clause (iv) the date on which such 45-trading day-period is exceeded being referred to as “Event Date”), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, Earth is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% per month of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If Earth fails to pay any partial liquidated damages in full within seven days after the date payable, Earth is required to pay interest thereon at a rate of 15% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of Earth’s common stock, or warrants to purchase shares of common stock, can cause Earth to register such shares for resale in connection with Earth’s filing of a Registration Statement with the SEC to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations.

Shares Payable —

As of December 31, 2005, Earth had an obligation to issue 6,667,800 shares valued at $4,210,248 to complete the stock purchase agreement to acquire 100% of the stock of The Wing Sail Company, Inc., dba Distribution Drive (“Distribution Drive”). The shares were issued on February 28, 2006. See Proforma footnote information below regarding this acquisition.

NOTE 14 — EQUITY INCENTIVE PLAN

On April 27, 2006, our Board of Directors and a majority of our stockholders acted by unanimous written consent to approve and adopt our 2006 Stock Option and Award Plan. The plan is intended to aid in maintaining and developing a management team, attracting qualified officers and employees capable of assisting in our future success, and rewarding those individuals who have contributed to our success. It is designed to aid in retaining the services of executives and employees and in attracting new personnel when needed for future operations and growth and to provide such personnel with an incentive to remain our employees, to use their best efforts to promote the success of our business, and to provide them with an opportunity to obtain or increase a proprietary interest in us through the granting of stock options and/or stock awards. Eligible award recipients are employees and directors of our company and our subsidiaries and other individuals who are not employed by us as determined by the administrator of the plan. Pursuant to Rule 144 all stock option and award shares are restricted from trading for one year from the date of issuance.

The fair value of restricted stock is equal to the fair value of Earth’s stock on the date of grant. During the year ended December 31, 2006 Earth issued 5,196,788 restricted shares, valued at approximately $11.2 million, of Earth’s common stock to employees for services rendered and 6,340,274 restricted shares, valued at approximately $29 million of Earth’s common stock for consulting services, of which 1,000,000 shares, valued at $2,730,000, Earth issued to Herb Meyer, a member of Earth’s Board of Directors, under his consulting agreement.

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

There have been no stock options granted as of December 31, 2006.

NOTE 15 — RELATED PARTY TRANSACTIONS

Advances

As of December 31, 2006, Earth had payables to the following related parties totaling $6,826,000, as follows:

Description	2006
($ in 000’s)

Apollo International Resources, Inc.	$2,927
LNG affiliates	3,899

Total	$6,826

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Apollo International Resources, Inc. is the majority stockholder of Earth, and LNG is a wholly owned subsidiary of Earth.

Amounts advanced from related parties were used to fund operations and investments of Earth. All related party payables are classified as current due to management’s intent to pay the amounts owed during the following fiscal year.

Acquisitions

On April 20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1 million in cash, 125,000 shares of Earth’s common stock and 250,000 shares of Apollo Resources common stock. Willie H. Nelson, a shareholder who serves on Earth’s board of advisors, is also a limited partner of Trucker’s Corner.

On April 1, 2006, Earth entered into a sublicense agreement with Biodiesel Venture, L.P., pursuant to which Biodiesel Venture granted Earth an exclusive sublicense to use the trademark “BioWillie” which is licensed to Biodiesel Venture pursuant to a master license with Mr. Nelson, the owner of the trademark. The sublicense has a two-year term and is renewable by Earth for four successive two-year terms (for a total term of ten years) so long as Earth is in compliance with the terms of the sublicense. In connection with the sublicense, in June 2006, Earth issued 537,500 shares of its common stock to each of Biodiesel Venture and Mr. Nelson. During the term of the sublicense, Earth has agreed to pay to each of Biodiesel Venture and Mr. Nelson annual royalties of $0.01 per gallon of biodiesel fuel branded with the BioWillie trademark that Earth sell, with a minimum annual royalty of $150,000 payable to each of Biodiesel Venture and Mr. Nelson. Mr. Nelson, a shareholder who serves on Earth’s board of advisors, is a limited partner of Biodiesel Venture and is the sole owner and manager of the general partner of Biodiesel Venture.

On March 31, 2006, Earth entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels. Dean Blackwell, an indirect equity owner of Southern Bio Fuels, is the brother of Bruce Blackwell, a member of Earth’s Board of Directors. In connection with the acquisition, Earth paid $2,200,000 in cash and issued 2,933,333 shares of its common stock to the sole stockholder of Southern Bio Fuels. The consideration was determined through arm’s length negotiation of the parties involved, and a portion of the cash consideration was provided by a loan from Apollo Resources International, Inc., Earth’s majority stockholder.

In connection with the Southern Bio Fuels merger, on March 2, 2006, Earth issued to Southern Bio Fuels a note with a principal amount of $850,000 and bearing interest at 7.25% per year. Earth’s obligations under this note were guaranteed by Dennis G. McLaughlin, III, Earth’s Chief Executive Officer. The note matured on March 13, 2006 and was in default initially, however the loan was subsequently paid in full. On March 31, 2006, Earth issued another note to Southern Bio Fuels with a principal amount of $1,100,000 and bearing interest at 7.25% per year. The note matured on June 29, 2006. Earth’s obligations under these notes were guaranteed by Earth’s Chief Executive Officer and Tommy Johnson and Bruce Blackwell, each of which serve on Earth’s board of directors. On July 12, 2006, Earth repaid this note.

Affiliates

On June 9, 2006, Earth entered into a consulting agreement with Herbert E. Meyer, a member of Earth’s Board of Directors, pursuant to which Mr. Meyer agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as that Earth may request. In exchange for such services, Earth has issued Mr. Meyer 1,000,000 shares of its common stock, for services rendered during 2006. The agreement has a two-year term but is terminable by Earth upon thirty days written notice.

Other advances to related parties consist of a Note Receivable from Blue Wireless of $147,843.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Effective October 17, 2005, Earth leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a member of Earth’s Board of Directors. The lease has a five-year term, and requires lease payments of $10,000 per month. Earth is responsible for operations and repair and maintenance of the facility.

Earth purchased bio-diesel totaling $540,880 from a vendor who is related to Willie Nelson during the year ended December 31, 2006.

NOTE 16 — INCOME TAXES

At December 31, 2006 and 2005, respectively, Earth had net deferred tax assets calculated at an expected rate of 35% of approximately $16,000,000 and $381,000 as indicated below. As management of Earth cannot determine that it is more likely than not that Earth will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006 and 2005.

The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets (primarily net operating loss carryforwards)	$16,000,000	$381,000
Valuation allowance	(16,000,000)	(381,000)

Net deferred tax asset	$—	$—

The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $46,900,000 as of December 31, and will expire in the years 2024 through 2026.

In addition the LNG subsidiary even though acquired in December 31, 2005 carries certain contract income on a carryforward basis for tax purposes. As such the estimated current tax liability associated with this entity was $1,818,000 for the year ended December 31, 2006.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Royalties —

As part of the “BioWillie” license agreement, Earth pays $25,000 in monthly advances on biodiesel royalty amounts payable equal to two cents per gallon of fuel sold under the BioWillie trademark. The contract is renewable every 2 years. For the year ended December 31, 2006, royalty payments totaled $195,503.

Leases —

At December 31, 2005, Earth held noncancelable operating leases covering properties with minimum lease commitments as indicated below.

On October 17, 2005, EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and Director of Earth. The lease agreement provides for monthly payments of $10,000 over a five year term. EBO is responsible for operations and repair and maintenance of the facility.

Minimum lease payments for the next five years are as follows: $177,733 for 2007; $133,044 for 2008; $130,614 for 2009; and $126,615 for 2010.

Rent expense for the years ended December 31, 2006 and 2005 amounted to $231,015 and $78,724, respectively.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Investments —

Effective December 20, 2006, Earth Ethanol, Inc. (the “Company), a Delaware corporation and a wholly-owned subsidiary of Earth Biofuels, Inc., entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation , a Washington corporation, Newco Liquafaction, Inc., a Washington corporation , and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company .

Under the Agreement, Earth will acquire an eighty percent ownership of Earth-Washington, which will own an ethanol production facility located in Moses Lake, Washington. The facility, initially built to produce up to 6 million gallons per year, is being expanded to produce up to 36 million gallons per year by the fourth quarter of 2007. The Agreement contemplates incremental ethanol production beginning in June of 2007.

Under terms of the Agreement, Earth will pay consideration of approximately 60% in common stock of Earth Biofuels and 40% cash. Initial cash payments totaling approximately $7.13 million will be due over the next four months and all remaining cash and stock payments totaling approximately $43.3 million shall be paid as the plant reaches specified ethanol production milestones. Should the plant reach certain performance criteria in advance of planned production levels, then a bonus of approximately $7.6 million may be paid. The Agreement also contains customary provisions for transactions of this type, including provisions regarding construction phases, performance standards, representations and warranties, indemnifications, restrictive covenants, and confidentiality requirements

Litigation —

H.C. Wainwright & Co., Inc. (“HCW”) commenced arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities. H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs. Earth filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract. Among other things, Earth asserts that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce Earth in to the alleged agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established. Earth intends to vigorously defend this claim. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On August 31, 2006, Earth Ethanol, Inc. (the “Company”), a wholly owned subsidiary of Earth Biofuels, Inc., executed a Contribution and Purchase Agreement (the “Agreement”) by and between the Company, HPS Development, L.L.C., a Louisiana limited liability company (“HPS”), and South Louisiana Ethanol, L.L.C., a Louisiana limited liability company (“SLE”). SLE owns a former ethanol production facility located on a site in Plaquemines Parish, Louisiana. Earth has filed a claim for breach of contract and default by SLE under the terms of the agreement. The companies are currently in arbitration to resolve the breach and default by SLE. On December 15, 2006, we filed an amended Statement of Claim (“Claim”) in arbitration against HPS, SLE and others (collectively, “HPS/SLE”) as administered by JAMS pursuant to its Streamlined Arbitration Rules and Procedures in New York, New York for fraud and fraudulent inducement, declaratory judgment , breach of contract and breach of the duty of good faith and fair dealing, detrimental reliance, and unjust enrichment. The details of such allegations are set forth in the Claim. This Claim involves enforcement of certain rights under a contribution and purchase agreement regarding the construction and operation of an ethanol plant in Belle Chasse, Louisiana that we entered into with HPS/SLE wherein HPS/SLE agreed to contribute plant and property to a new company and we agreed to provide capital necessary to obtain a fifty percent ownership interest in the company and collectively, to help the company begin the construction and retrofitting work necessary to bring the plant online. One such issue in the Claim included the Company’s learning that HPS, via SLE, attempted to sell a portion of the facilities’ equipment to an unaffiliated third-party, namely,

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Southridge Ethanol, Inc., a wholly-owned subsidiary of Southridge Enterprises, Inc. This sale could have increased construction costs. In order to protect and preserve the assets of the Company, the Company notified Southridge of its interests. Southridge subsequently chose to not seek the acquisition of such equipment. Among the requested relief, we are seeking all actual, consequential, and compensatory damages arising from the HPS/SLE’s wrongful conduct and contractual breaches, judgment for exemplary damages, declarations, pre-judgment and post-judgment interest at the highest rates allowed by law, reasonable attorneys’ fees and costs, and any other relief the arbitrator deems just. No substantive proceedings have yet occurred in the case. We are vigorously prosecuting the claims against HPS/SLE and are exercising all available rights and remedies against them.

On May 13, 2006, Earth Biofuels, Inc. (the “Company”) signed a Letter of Intent to acquire a 51% equity interest in Vertex Energy, LP, a company that owns a chemical processing facility adjacent to the Houston Ship Channel in Houston, TX. .On February 5, 2007 Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and fraud and subsequently a default judgment was entered in the amount of $5,070,640; thereafter a motion for new trial was granted. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. The companies are currently in renegotiation of this acquisition

Two mechanics liens, and breach of transportation agreement regarding freight bills were filed against the Durant property and LNG, respectively, in December, 2006. The mechanics liens were filed on December 18, 2006, for $1,704,259 by Lloyd Plyler Construction, and on December 21, 2006, for $104,889 by Simplex Grinnell, LP. These liens and freight bills have been released and resolved subsequent to year end.

Effective December 20, 2006, Earth Ethanol entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation , a Washington corporation, Newco Liquafaction, Inc., a Washington corporation , and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company . Subsequent to year end Liquafaction Corporation has filed for termination of agreement due to prior default on funding requirements. Earth Ethanol is currently reinitiating this investment. Subsequent to year end Earth Ethanol and Liquafaction entered into an amended acquisition agreement. Under terms of the amended agreement, the Company will pay consideration of approximately 40% in common stock of Earth Biofuels and 60% cash. The foregoing description of the amended agreement is a summary of the material terms of the Agreement and does not purport to be complete and is qualified in its entirety by reference to the Agreement.

On or about April 19, 2007, JM Allen & Associates, Inc. filed a civil action in the District Court of Rusk County, Texas for the 4th Judicial District of Texas, entitled JM Allen & Associates, Inc. v. Earth Biofuels, Inc., alleging fraudulent inducement and non-performance under a series of oral alleged agreements to provide labor and materials in the aggregate amount of $1,900,000; and also filed a request for disclosure, admissions, interrogatories, and request for production of documents. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd)were made related to the periods October 1,2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited investors named which confessions of judgment Earth has reason to believe has been filed. See forbearance agreement discussion below.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Earth is a party to various legal actions arising in the normal course of business. While Earth does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its consolidated results of operations, financial position or cash flows, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact in the period in which the ruling occurs.

NOTE 18 — SUBSEQUENT EVENTS

On January 19, 2007, Earth obtained proceeds totalling $750,000 from three separate entities. In connection with the notes Earth issued warrants for 375,000 shares of common stock exercisable at .01¢ per share. The debts were repaid in March 2007.

On January 29, 2007, Earth entered into a letter of intent and escrow agreement with Nexxus One Securities, Ltd. (Nexxus) whereby Nexxus has offered $150 million in the form of investment grade bonds in exchange for voting common stock of Earth. In addition, Earth deposited 2,500,000 shares in escrow to secure the proposal. This transaction has not yet been consummated and remains under consideration.

On February 28, 2007, and March 1, 2007, our LNG subsidiary obtained several credit facilities totaling $15 million and $5 million, respectively. The $15 million term loan is due and payable in 3 years, with interest accruing at LIBOR plus 1,000 basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. The $5 million revolving credit facility is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock.

On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock.

NOTE 19 — SEGMENT INFORMATION

Earth maintains one operating segment whose business is conducted through a separate legal entity that is wholly owned by Earth. This segment is Earth LNG, Inc.. LNG is managed separately, as this business has distinct customer base and requires different strategic and marketing efforts. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment company contains liquefied natural gas production, distribution and marketing operations. The subsidiary revenues are in excess of 10% of consolidated revenues. There are no inter-segment revenues or expenses.

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Certain segment data is included in the table below as follows:

		Earth
	LNG	Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Year Ended December 31, 2006
Revenue	$24,936	14,801	39,737
Loss from operations	$(5,281)	(57,594)	(62,875)
Income tax expense	$1,818	—	1,818
Total comprehensive loss	$(6,940)	(56,422)	(63,362)
Property, plant and equipment, net	$10,359	16,656	27,015
Total Assets	$42,991	70,740	113.731
Current Liabilities	$11,725	32,216	43,941
Year Ended December 31, 2005 (acquired 1 month operations only)
Revenue	$2,813	1,826	4,639
Loss from operations	$(1,092)	(10,454)	(11,546)
Income tax expense	$—	—	—
Total comprehensive loss	$(1,092)	(10,453)	(11,545)
Property, plant and equipment, net	$10,894	456	11,350
Total Assets	$44,123	5,580	49,703
Current Liabilities	$128	6,527	6,655

Municipal customers represents approximately 58% of the consolidated revenues related to LNG. The total sales to this customer for the year ended 2006 was approximately $14.5 million.

During 2006 this company settled a contract dispute regarding inventory purchases and was awarded $1,023,000 in damages as a result of the third party breach of contract. This amount is included in the consolidated statement of operations under other income and expense.