Form 10QSB
period 2007-03-31
EARTH BIOFUELS INC
filed 2007-05-21
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50842

Earth Biofuels, Inc.
(Exact name of small business issuer specified in its charter)

Delaware	71-0915825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3001 Knox Street, Suite 403
Dallas, TX 75205
(Address of principal executive offices)

(214) 389-9800
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 15, 2007, there were 246,017,970, shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

EARTH BIOFUELS, INC.

FORM 10-QSB QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	($ in 000’s, except
	per share and share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$1,921	$291
Investments in equity securities	142	285
Trade accounts receivable, net of allowances totaling $0 and $109	3,520	3,019
Inventory, finished goods	802	785
Prepaid expenses and other current assets	3,276	1,471
Advances to related parties	210	—
Notes receivable	894	857

Total Current Assets	10,765	6,708
Property, Plant and equipment, net of accumulated depreciation of $8,517 and $7,854	28,382	27,015
Investments and advances	43,429	40,860
Investment — related party	100	100
Notes receivable from related parties	11,266	5,824
Deferred financing fees	2,570	2,445
Goodwill and other intangibles, net of accumulated amortization of $224 and $168	29,662	30,032
Prepaid and other long term assets	1,823	747

Total Assets	$127,997	$113,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,977	$8,064
Accrued interest payable	10,203	7,337
Payables to related parties	6,723	6,826
Demand Notes	200	250
Line of Credit	2,076	5,679
Short term convertible promissory notes, net of discount of $36,922 and $39,633	16,678	13,967
Income taxes payable	1,818	1,818

Total Current Liabilities	44,675	43,941
Long term debt, net of discounts totaling $5,235	18,765	—

Total liabilities	63,440	43,941

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 246,017,970 and 233,239,225 shares issued and outstanding at respective dates	246	233
Additional paid-in capital	157,482	145,555
Other comprehensive income	(697)	(570)
Accumulated deficit	(92,474)	(74,965)
Treasury stock at cost (279,200 shares)	—	(463)

Total Stockholders’ Equity	64,557	69,790

Total Liabilities and Stockholders’ Equity	$127,997	$113,731

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2007 and 2006

	2007	2006
		(Restated)
	(Unaudited)
	($ in 000’s, except per share and share amounts)

Revenue
Sales revenue	$6,641	$8,231
Energy production credits	4	386

Total revenues	6,645	8,617
Cost of sales	6,292	9,413

Gross profit (loss)	353	(796)
Operating Expenses
Compensation (including share based compensation of $3,163 and $4,616, respectively)	5,114	4,616
Other selling, general and administrative	3,356	2,594
Depreciation and amortization	952	374

Total operating expenses	9,422	7,584
Net loss from operations	(9,069)	(8,380)
Other income (expense)
Interest expense	(8,106)	(75)
Loss on sale of fixed assets	(120)	—
Loss on equity investments	(315)	—
Other income	101	43

Total other income (expense)	(8,440)	(32)

Loss before provision for income tax	(17,509)	(8,412)
Income tax expense	—	454

Net income (loss)	(17,509)	(8,866)
Unrealized loss on marketable securities	(127)	—

Total comprehensive loss	$17,636	$(8,866)

Net income (loss) per common share:
Basic and diluted
Net loss	$(.09)	$(.05)
Weighted average shares:
Basic and diluted	202,988,783	166,668,025

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Month Period Ended March 31, 2007

	Common		Additional	Other
	Stock	Common	Paid	Comprehensive	Treasury	Accumulated
	Shares	Stock at Par	in Capital	Income (Loss)	Stock	Deficit	Totals
	(Unaudited)
	($ in 000’s except per share and share amounts)

Balance 12/31/06	233,047	$233	$145,555	$(570)	$(463)	$(74,965)	$69,790
Shares issued for cash	3,068	3	1,522	—	—		1,525
Shares issued for services	5,999	6	3,817	—	—		3,823
Shares issued for exercise of warrants	125	1	—	—	—		1
Shares issued for related party payables	1,000	1	510	—	—		511
Unrealized loss on marketable securities	—	—	—	(127)	—		(127)
Treasury Stock	279		—	—	463		463
Shares issued to escrow	2,500	2	—	—			2
Net Changes in discounts on convertible debt and reversal of derivative liabilities from retirements of debts	—	—	6,078	—	—	—	6,078
Net loss	—	—	—	—	—	(17,509)	(17,509)

Balance March 31, 2007	246,018	$246	$157,482	$(697)	$(0)	$(92,474)	$64,557

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2007 and 2006

	2007	2006
		(Restated)
	(Unaudited)
	($ in 000’s, except per share and share amounts)

OPERATING ACTIVITIES
Net loss	$(17,509)	$(8,866)
Adjustments to reconcile net loss to cash provided by operating activities
Loss on sale of fixed assets	121	—
Depreciation and amortization of intangibles	737	374
Amortization of debt issuance costs	215	—
Goodwill impairment	315	—
Debt discount amortization	3,556	—
Share-based compensation	3,818	4,874
Changes in
Trade accounts receivable	(500)	(2,596)
Inventory	(17)	276
Prepaid expenses and other current assets	(586)	(532)
Other assets	(2,166)	881
Accounts payable and accrued expenses	(1,088)	580
Accrued interest	2,867	1,100
Taxes payable	—	455
Other liabilities	8	(111)

Net cash used in operating activities	(10,229)	(3,565)

INVESTING ACTIVITIES
Purchases of equity securities	(71)	—
Purchases of property, plant and equipment	(2,243)	(2,414)
Investments in and advances to related parties	(2,296)	2,309
Proceeds from the sale of property, plant and equipment	75	—
Increase in notes receivable	(5,441)	(2,828)

Net cash used in investing activities	(9,976)	(2,933)

FINANCING ACTIVITIES
Proceeds from issuance of stock	1,534	777
Sales of treasury stock	463	—
Proceeds from long term debt and line of credit	29,000	1,000
Repayments of long term debt and line of credit	(8,653)	(143)
Cash paid for debt issuance costs	(509)	—

Net cash provided by financing activities	21,835	1,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,630	(4,864)
CASH AND CASH EQUIVALENTS — Beginning of year	291	5,069

CASH AND CASH EQUIVALENTS — End of year	$1,921	$205

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,574	$—
Income taxes paid	—	—

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Earth Biofuels, Inc. (“Earth” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Earth’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB have been omitted.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.

NOTE 3 — GOING CONCERN

Earth has incurred significant losses from operations and as of March 31, 2007, has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern.

During the three months ended March 31, 2007 the Company received net proceeds of $29 million from the issuance of credit facilities. We used the net proceeds in concert with other funds, to continue to execute our business plan and to finance the working capital needs of its Bio-diesel and LNG operations.

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

NOTE 4 — RESTATEMENT

Earth entered into a share exchange agreement with the shareholders of the LNG Business on November 22, 2006. Under the Agreement, Earth acquired from the shareholders all of the issued and outstanding shares of the LNG Business (the “LNG Shares”). Earth agreed to issue 18,844,222 shares of its common stock as consideration for the LNG Shares. The LNG Business had been previously acquired by Apollo on December 7, 2005.

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board Opinion 16 by applying the pooling method in accounting for this acquisition. In accordance with SFAS 141 the prior year’s information has been restated to furnish comparative information.

Apollo had recorded goodwill of approximately $24 million, as the acquisition was accounted for as a purchase transaction. As such, Earth has amended its 2005 and 2006 financial statements to reflect the acquisition of Apollo LNG, Inc, as of December 7, 2005.

NOTE 5 — INVESTMENTS, ADVANCES AND NOTES RECEIVABLE FROM RELATED PARTIES

Amounts representing the Company’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”. There were minimal related operations during the three months ended March 31, 2007 and as such the Company’s share of the net income of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments and advances consist of the following entities and amounts as of and for the three months ended March 31, 2007:

	Method of
	Accounting
	for the				Total
	Year Ended December 31,		Investment	Amount of	Investment
Description	2006	% Ownership	Amount	Advances	and Advances	Type of Investment
			($ in 000’s)	($ in 000’s)	($ in 000’s)

Investments
Truckers Corner Hillsboro, TX	Equity	25%	$1,120	$4,161	$5,281	Retail facility for Bio-diesel distribution
American Earth Dallas, TX	Equity-to be consolidated in 2007	Proposed To be 51%-Start up Co.	77	—	77	Acquisitions of retail sites for Bio-diesel distribution
Systems Management Solutions, Inc. (“SMS”), San Antonio, TX	Cost	Advances-LOI	—	22	22	Bio-diesel production facility
Vertex Processing, LP, Houston, TX	Cost	Advances-LOI-51%	—	2,497	2,497	Bio-diesel production facility
Letters of Intent
Biodiesel Investment Group and Bunge North America, Danville, Illinois	Cost	10%	4,901	—	4,901	Bio-diesel production facility
Earth Ethanol and Liquafaction Corporation, Moses Lake, Washington	Equity-to be consolidated in 2007	Proposed to be 80%-Start up Co.	—	425	425	Ethanol production facility
Earth Ethanol and HPS Development, L.L.C., Plaquemines Parish, Louisiana	Cost	Advances-LOI	—	27,076	27,076	Ethanol production facility
DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Advances-LOI	—	3,150	3,150	Ethanol production facility

Total investment and advances			$6,098	$37,331	$43,429

Investments —

American Earth Fuels Company — During 2006, the Company put down on deposit $250,000 related to a potential contract to purchase certain retail locations in Texas. However, subsequent to year-end, this deposit was forfeited due to various business reasons.

Advances on Letters of Intent —

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplates a joint venture in which a newly created company will own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy will acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth will acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. In addition advances

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $550,000 have been made. On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. The companies are currently in renegotiation of this acquisition. Due to the foregoing the Company believes the investment amount was compromised and has recorded a loss on this investment totaling $2,435,000.

Notes receivable from related parties —

Notes receivable from related parties consists of advances made to the parent Apollo, and other related parties pursuant to intercompany credit agreements and notes related to investments bearing market rates and terms. Total notes receivable as of March 31, 2007 and December 31, 2006 are as follows:

Description	2007	2006
	($ in 000’s)	($ in 000’s)

Truckers Corner	$107	$104
SMS	788	788
DFI	2,146	2,120
Apollo	7,636	2,812
Apollo Affiliates	589	0
AIRO	857	857

Total	12,123	6,681
Less current portion	(857)	(857)

Long term notes receivable from related parties	$11,266	$5,824

Advances to related parties —

Earth made advances totaling $209,500 as of March 31, 2007 to affiliates of the company.

NOTE 6 — INTANGIBLE ASSETS

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At March 31, 2007, Earth had recorded $23,983,000 of goodwill related to its acquisition of its LNG businesses, and $3,981,280 related to the acquisition of Distribution Drive.

Other intangible assets consist of a license costing approximately $2.2 million for the sales of a brand name biodiesel product. Earth is amortizing its acquired definite-lived intangible asset on a straight-line basis over the estimated useful life of 10 years. Amortization expense for the three months ended March 31, 2007 and year ended December 31, 2006, respectively was approximately $56,000 and $168,000. The estimated aggregate amortization expense of our definite-lived intangible assets for each of the five succeeding fiscal years is approximately $223,000.

Earth has determined that, based on the impairment tests performed, approximately $315,000 of impairment to other intangible assets has occurred.

NOTE 7 — DEMAND NOTES —

Earth has several demand notes totaling $200,000 as of March 31, 2007. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 19, 2007 Earth obtained proceeds totaling $750,000 from three separate individuals and companies. In connection with this debt Earth issued warrants for common stock totaling 375,000 shares, exercisable at $.01 per share for 10 years. The notes were repaid in March 2007. At the date of original issuance the warrants had a relative fair value of $750,000. Amortization on the debt discount totaled $750,00 for the three months ended March 31, 2007.

NOTE 8 — LINE OF CREDIT

The LNG subsidiary obtained a new revolving credit as of March 31, 2007, and used the proceeds to repay a former line of credit. Earth obtained a $5 million revolving credit facility which is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly.

NOTE 9 — LONG TERM DEBT

On February 28, 2007, our LNG subsidiary obtained several credit facilities totaling $15 million. The $15 million term loan is due and payable in 3 years, with interest accruing at LIBOR plus 1,000 basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $64,557 for the three months ended March 31, 2007.

On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $30,728 for the three months ended March 31, 2007.

In connection with these facilities interest reserves were escrowed totaling $1,053,000 for interest payments due the first twelve months.

Long-term debt consisted of the following (in thousands):

March 31, 2007

Term debt facilities	24,000
Unamortized discounts	(5,235)

18,765
Less current installments	0

Long-term debt, less current installments	$18,765

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our future debt payment obligations as of March 31, 2007:

Debt Outstanding
at March 31, 2007

1 year or less	$0
2 years	0
3 years	24,000
4 years	0
5 years	0
Thereafter	0

Total future payments	$24,000

In addition, in connection with long term debt facilities, Earth incurred loan costs of $509,000.

NOTE 10 — STOCKHOLDERS’ EQUITY

Warrants —

Warrants granted by the Company consisted of the following for the three months ended March 31, 2007.

		2006
Description	Exercise Price	Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	$2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	$2.50	1,515,000
July 21,2006 warrants issued for consulting fees	$.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	$2.90	9,051,725
August 11, 2006 convertible debt, warrants issued to investors and placement agent	$2.90	189,655
January 19, 2007, promissory notes, warrants issued to note holders	$.01	750,000
February 28, 2007, long term debt, warrants issued to note holders	$.36	13,549,816
March 23, 2007, long term debt, warrants issued to note holders	$.30	6,774,908

The weighted average exercise price for all warrants outstanding as of March 31, 2007 was $.60 per share.

All warrants have a five-year or ten year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 100%-400%, and (4) zero expected dividends.

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock warrant activity and related information at March, 31, 2007 is as follows:

	Number of Shares		Weighted Average
	Under Warrant	Exercise Price	Exercise Price

Warrants outstanding at December 31, 2006	17,790,904	$.25-3.84	$.73
Issued	20,699,724	$.01-.36	$.25
Exercised	(125,000)	$.01	$.01
Expired	—	—	—

Warrants outstanding and exercisable at March 31, 2007	38,365,628	$.01-$3.84	$.60

In summary there were warrants for 38,365,628 shares of common stock, and conversion options for 18,482,760 shares outstanding as of March 31, 2007. Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Share-based Compensation —

During the three months ended March 31, 2007, Earth issued 5,073,212 restricted shares, valued at approximately $3.2 million of Earth’s common stock to employees for services rendered, and 925,000 restricted shares, valued at approximately $633,000, of Earth’s common stock for consulting services. Of these shares 4,500,000 shares were issued to two Board Members.

There have been no stock options granted as of March 31, 2007.

Subscriptions —

Earth signed a Securities Purchase Agreement in December 22, 2005, whereby Earth sold 14,493,015 shares for a specified purchase price. The purchase price was never received from the purchaser, and thus, the shares were returned to Earth and held in escrow by an escrow agent. The escrow agent sold some of these shares during the three months ended March 31, 2007 totaling approximately 3,068,299 shares for approximately $1,525,000.

Escrowed Shares —

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

NOTE 11 — RELATED PARTY TRANSACTIONS

Advances

As of March 31, 2007, Earth had payables to the following related parties totaling $6,513,000, as follows:

Description	2007
($ in 000’s)

Apollo International Resources, Inc.	$2,648
LNG affiliates	4,075

Total	$6,723

Apollo International Resources, Inc. is the majority stockholder of Earth, and LNG is a wholly owned subsidiary of Earth. During the three months ended March 31, 2007 Earth issued 1,000,000 shares valued at $510,000 in lieu of payments to the parent Apollo.

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts advanced from related parties were used to fund operations and investments of Earth. All related party payables are classified as current due to management’s intent to pay the amounts owed during the following fiscal year.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Escrowed Shares

On January 29, 2007, Earth entered into a letter of intent and escrow agreement with Nexxus One Securities, Ltd. (Nexxus) whereby Nexxus has offered $150 million in the form of investment grade bonds in exchange for voting common stock of Earth. In addition, Earth deposited 2,500,000 shares in escrow to secure the proposal. This transaction has not yet been consummated and remains under consideration

NOTE 13 — SEGMENT INFORMATION

Earth maintains one operating segment whose business is conducted through a separate legal entity that is wholly owned by Earth. This segment is Earth LNG, Inc. LNG is managed separately, as this business has distinct customer base and requires different strategic and marketing efforts. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment company contains liquefied natural gas production, distribution and marketing operations. The subsidiary revenues are in excess of 10% of consolidated revenues. There are no inter-segment revenues or expenses.

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Three months ended March 31, 2007
Revenue	$5,971	674	6,645
Loss from operations	$(820)	(8,249)	(9,069)
Interest Expense	$(139)	(7,967)	(8,106)
Net Loss for the three months ended March 31, 2007	$(946)	(16,555)	(17,501)
Property, plant and equipment, net	$11,430	16,952	28,382
Total Assets	$15,412	112,585	127.997
Current Liabilities	$9,361	35,314	44,675

Municipal customers represents approximately 58% of the consolidated revenues related to LNG. The total sales to this customer for the three months ended March 31, 2007 was approximately $3.6 million.

ITEM 2.	Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with Earth’s Financial Statements, together with the notes to those statements, included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel, ethanol and liquid natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic, biodegradable diesel fuel made from soybean and other vegetable oils, and used or recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various Ethanol plants. The plants are currently under construction, however there were no operations as of three months ended March 31, 2007. Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, and is produced primarily from corn and wheat. Earth also produces and distributes liquefied natural gas, or lng, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

Our primary sources of revenue for the three months ended March 31, 2007 are from the sale of biodiesel fuels and lng, and related energy production credits. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas. For our lng products the production facility is located in Topock, AZ, is just one mile east of the Arizona border with California. The plant has a maximum capacity of 86,000 gallons per day, and is currently running at approximately 94% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs. The plant’s natural gas feedstock supply is fed by an El Paso Natural Gas pipeline.

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

We entered into letters of intent during 2006 and are currently in discussions relating to our entry into separate joint ventures to purchase, construct, expand and/or retrofit ethanol facilities in Plaquemines Parish, Louisiana, and in Martin County, North Carolina, and biodiesel production facilities in Texas and Illinois. Our obligations set forth in these letters of intent are subject to the negotiation and execution of definitive documentation. We can make no assurances that the final terms of any of the transactions will conform to the terms of the letters of intent or that the parties will even enter into definitive documents. These negotiations are ongoing as of March 31, 2007.

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

Under the guidance in Statement of Financial Accounting Standards (SFAS) No. 141 transactions between companies under common control are to be accounted for at the historical cost basis. The transaction between Earth and Apollo LNG was a transaction between entities under common ownership and therefore, no adjustment for the fair value of the assets acquired is deemed appropriate. Certain provisions in Opinion 16 relating to application of the pooling method provide a source of continuing guidance on the accounting for transactions between entities under common control. In accordance with SFAS 141 and the related appendix (D17) the prior year’s information is to be restated to furnish comparative information. As such, Earth has amended its 2006 financial statements to reflect the acquisition of Apollo LNG, Inc, as of December 7, 2005.

Continuing Losses.  We have had net losses from operations each year since inception, and there can be no assurance that we will be profitable in the future. Our financial results depend upon many factors that impact our results of operations including sales prices of natural gas, soy oil and corn, the volume of sales of liquefied natural gas, biodiesel and ethanol, availability of and the level and success of production, development and distribution activities and financial resources to meet cash flow needs. Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of March 31, 2007, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

In response to soaring fuel costs, and to avail itself of government subsidies and tax incentives, Earth has pursued a strategy of developing renewable forms of energy, such as biodiesel and ethanol. Consequently, Earth has acquired various interests in companies in Texas, N. Carolina, New Orleans, Illinois and Washington. We are working with other partners to build and refurbish plants in order to produce substantial quantities of renewable, domestic fuel.

Subsequent to year end 2006 Earth obtained several credit facilities totaling $29 million with various lenders to finance the working capital needs of its Biodiesel and LNG operations. Our partners in various Ethanol plants are raising additional equity through performance bonds and USDA guaranteed loans.

Earth has implemented cost saving measures, primarily in its Bio-diesel operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which Earth currently operates. Earth will take additional cost savings measures, if necessary, to enhance its liquidity position.

Results of Operations

Comparison of Three Months Ended March 31, 2007
To Three Months Ended March 31, 2006

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended
	March 31, 2007
	2007	2006

Revenues:
Sales revenue	99%	96%
Energy production credits	1%	4

Total revenues	100%	100%
Cost of sales	95%	109%

Gross profit	5%	(9)%
Compensation	77%	54
Other selling, general and administrative	51%	30%
Depreciation and amortization	1%	4%

Net loss from operations	(125)%	(97)%
Net (loss)	(262)%	(123)%

Revenue.  Total revenue for the three months ended March 31, 2007 decreased $2 million, or 23%, to approximately $6.6 million from approximately $8.6 million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel.

Cost of Sales.  Cost of sales for three months ended March 31, 2007 decreased $3 million, or 33%, to approximately $6.3 million from approximately $9.4 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel.

Compensation.  Compensation for three months ended March 31, 2007 increased approximately $.5 million and related primarily to shares issued to consultants for employees and consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment’’ (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for three months ended March 31, 2007 increased approximately $762,000 million from approximately $2.6 million for the same period in 2006. The 2007 costs increase consist of expenses related to travel, marketing and professional fees.

Depreciation and Amortization.  Depreciation and amortization for three months ended March 31, 2007 increased to approximately $952,000 million from $374,000 for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.

Interest Expense.  Interest expense related primarily to short term convertible debts and long term debts for three months ended March 31, 2007 was approximately $8 million from $75,000 for the same period in 2006. Interest expense consisted primarily of interest fees and the amortization of debt discounts.

Comparison of Three Months Ended March 31, 2006

To Three Months Ended March 31, 2005

Due to Earth operations beginning in the later part of 2005 the comparison to the three months ended March, 31, 2006 are not meaningful. In addition, the LNG acquisition occurred in late 2005. As a result, only 2006 results have been discussed above.

Liquidity and Capital Resources

Overview.  Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. In addition, as our production operations ramp up, we anticipate significant purchases of soy oil, corn and other inputs necessary for biodiesel and ethanol production. During the three months ended March, 31, 2007 our cash and cash equivalents increased by $1.6 million from the same period in 2006, primarily as the result of obtaining new credit facilities in the first quarter of 2007.

Net cash used in operating activities was approximately $10.2 million for three months ended March 31, 2007 compared to net cash used in operating activities of approximately $3.6 million for the same period in 2006. The increase in net cash flow used in operating activities relates to increasing operating costs as we ramp-up our operations, including higher cost of good sold, other selling, general and administrative expenses and interest expense.

Net cash used in investing activities was approximately $10.0 million for three months ended March 31, 2007, compared to net cash used in investing activities of approximately $2.9 million for the same period in 2006. The increase in net cash used in investing activities relates to purchases of fixed assets in the amount of approximately $2.2 million for our Durant and LNG facilities, increase in notes receivable of $5.4 million related to affiliates, and advances of approximately $2.3 million during the three months ended March 31, 2007 related to letters of intent and investments we have entered into to own and operate biodiesel and ethanol facilities.

Net cash provided by financing activities was $21.8 million for three months ended March 31, 2007, compared to net cash provided by financing activities of approximately $1.6 million for the same period in 2006. Cash flows provided by financing activities during three months ended March 31, 2007 relate primarily to new credit facilities totaling $29 million, less the repayment of prior debts of $8.7 million, and offset by debt issuance costs of $.5 million. In addition, $1.5 million relates to proceeds from the issuance of common stock.

We incurred net losses and negative cash flows from operations of approximately $17.5 million and $10.2 million, respectively, for the three months ended March 31, 2007. Of the net losses for the three months ended March 31, 2007 approximately $3.8 million relates to shares issued to employees and nonemployees for services rendered, and approximately $3.5 million relates to amortization of debt discounts. We had approximately $1.9 million in cash and cash equivalents at March 31, 2007. Our working capital deficit at three months ended March 31, 2007 was approximately $33.9 million.

Current and Future Financing Needs —

The success of our operations and business growth and expansion strategy depends upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations. We expect to continue to devote capital resources to fund our business plan. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of various commodities, particularly the prices of ethanol, soybean, corn, natural gas and petroleum diesel gasoline, our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities. The amount of any additional indebtedness could be substantial. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings. An increase in our debt would decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

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

Earth acquired a liquid natural gas (“LNG”) production company in November 2006. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 82,000 gallons per day. Earth expects revenues will increase approximately $12 million per year related to LNG sales.

Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, Earth plans to continue to increase the profitability of its operations necessary to support operations.

On February 28, 2007 and March 1, 2007 our LNG subsidiary obtained several credit facilities totaling $15 million and $5 million, respectively. The loan is secured by the LNG plant facility in Topock, Arizona. The $5 million revolving credit facility is advanced at the rate of 85% of accounts receivable. On March 23,2010, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years. The loan is secured by the Durant plant facility in Durant, Oklahoma.

Earth’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel, LNG, and ethanol production and distribution operations. Earth has also continued to raise capital through a variety of private securities offerings of its common stock.

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

Accounting for Stock Based Compensation — We use the principles defined in SFAS 123, “Accounting for Stock-Based Compensation,’ to account for stock options, awards and warrants. Under this pronouncement, we determine the fair value of awards, options and warrants using the Black-Scholes Option Price Calculation model, and recognize the fair market value of the options, awards and warrants when granted or vested.

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

Recent Accounting Pronouncements

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position and results of operations.

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

Earth has several demand notes totaling $200,000 as of March 31, 2007. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

On January 19, 2007 Earth obtained proceeds totaling $750,000 from three separate individuals and companies. In connection with this debt Earth issued warrants for common stock totaling 375,000 shares, excercisable at $.01 per share for 10 years. The notes were repaid in March 2007. At the date of original issuance the warrants had a relative fair value of $750,000. Amortization on the debt discount totaled $750,00 for the three months ended March 31, 2007.

The LNG subsidiary obtained a new revolving credit as of March 31, 2007, and used the proceeds to repay a former line of credit. Earth obtained a $5 million revolving credit facility which is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly

On February 28, 2007, our LNG subsidiary obtained several credit facilities totaling $15 million. The $15 million term loan is due and payable in 3 years, with interest accruing at libor plus 1,000 basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $64,557 for the three months ended March 31, 2007.

On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.30 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $30,728 for the three months ended March 31, 2007.

In connection with these facilities interest reserves were escrowed totaling $1,053,000 for interest payments due the first twelve months.

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

Earth’s business consists of the production, marketing, distribution and sale of biodiesel fuel, LNG and ethanol through Earth’s network of wholesale and retail outlets and, accordingly, its success depends upon the efforts, abilities, business generation capabilities and project execution of its executive officers. Earth’s success is also dependent upon the managerial, operational and administrative skills of its executive officers. The loss of any executive officer could result in a loss of customers or revenue, and could therefore harm Earth’s financial performance.

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

There is no assurance that Earth will be profitable. Earth may not be able to successfully develop, manage or market its products and services, Earth may not be able to attract or retain qualified executives and technology personnel, Earth’s products and services may become obsolete, government regulation may hinder Earth’s business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in Earth’s businesses.

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

Item 3.  Controls and Procedures

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

Changes were made in our internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected our internal control over financial reporting. Based on their evaluation, as of March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

H.C. Wainwright & Co., Inc. (“HCW”) commenced arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities. H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase of our common stock, and attorneys’ fees and costs. Earth filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract. Among other things, Earth asserts that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce Earth in to the alleged agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established. Earth intends to vigorously defend this claim. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain.

On August 31, 2006, Earth Ethanol, Inc. (“Earth Ethanol”), a Delaware corporation and a wholly owned subsidiary of Earth Biofuels, Inc., executed a Contribution and Purchase Agreement (the “Agreement”) by and between Earth Ethanol, HPS Development, L.L.C., a Louisiana limited liability company (“HPS”), and South Louisiana Ethanol, L.L.C., a Louisiana limited liability company (“SLE”). SLE owns a former ethanol production facility located on a site in Plaquemines Parish, Louisiana. Earth has filed a claim for breach of contract and default by SLE under the terms of the agreement. The companies are currently in arbitration to resolve the breach and default by SLE. On December 15, 2006, we filed an amended Statement of Claim (“Claim”) in arbitration against HPS Development, L.L.C. (“HPS”), South Louisiana Ethanol, L.L.C. (“SLE”), Kennett Stewart, John Paul, and William Hurst (collectively, “HPS/SLE”) as administered by JAMS pursuant to its Streamlined Arbitration Rules and Procedures in New York, New York for fraud and fraudulent inducement, declaratory judgment , breach of contract and breach of the duty of good faith and fair dealing, detrimental reliance, and unjust enrichment. The details of such allegations are set forth in the Claim. This Claim involves enforcement of certain rights under a contribution and purchase agreement regarding the construction and operation of an ethanol plant in Belle Chasse, Louisiana that we entered into with HPS/SLE wherein HPS/SLE agreed to contribute plant and property to a new company and we agreed to provide capital necessary to obtain a fifty percent ownership interest in Earth Ethanol and collectively, to help Earth Ethanol begin the construction and retrofitting work necessary to bring the plant online. One such issue in the Claim included Earth Ethanol’s learning that HPS, via SLE, attempted to sell a portion of the facilities’ equipment to an unaffiliated third-party, namely, Southridge Ethanol, Inc., a wholly-owned subsidiary of Southridge Enterprises, Inc. This sale could have increased construction costs. In order to protect and preserve the assets of the Company, Earth Ethanol notified Southridge of its interests. Southridge subsequently chose to not seek the acquisition of such equipment. Among the requested relief, we are seeking all actual, consequential, and compensatory damages arising from the HPS/SLE’s wrongful conduct and contractual breaches, judgment for exemplary damages, declarations, pre-judgment and post-judgment interest at the highest rates allowed by law, reasonable attorneys’ fees and costs, and any other relief the arbitrator deems just. No substantive proceedings have yet occurred in the case. We are vigorously prosecuting the claims against HPS/SLE and are exercising all available rights and remedies against them.

On May 13, 2006, Earth Biofuels, Inc. (“Earth Biofuels”) signed a Letter of Intent to acquire a 51% equity interest in Vertex Energy, LP, a company that owns a chemical processing facility adjacent to the Houston Ship Channel in Houston, TX. .On February 5, 2007 Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and fraud and subsequently a default judgment was entered in the amount of $5,070,640; thereafter a motion for new trial was granted. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Earth Biofuels & Vertex are currently renegotiating this acquisition.

Effective December 20, 2006, Earth Ethanol entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation, a Washington corporation, Newco Liquafaction, Inc., a Washington corporation, and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company. Subsequent to year end Liquafaction Corporation has filed for termination of agreement due to prior default on funding requirements. Earth Ethanol is currently reinitiating this investment. Subsequent to year end Earth Ethanol and Liquafaction entered into an amended acquisition agreement. Under terms of the amended agreement, the Company will pay consideration of approximately 40% in common stock of Earth Biofuels and 60% cash. The foregoing description of the amended agreement is a summary of the material terms of the Agreement and does not purport to be complete and is qualified in its entirety by reference to the Agreement.

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

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd)were made related to the periods October 1, 2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited investors named which confessions of judgment Earth has reason to believe has been filed. See forbearance agreement discussion below.

Earth may become subject to various claims and other legal matters in the course of conducting its business. No material claims are currently pending; however, no assurances can be given that future claims, if any, will not be material.

Item 2.	Equity Securities and Use of Proceeds

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

Quarter Ended	High	Low

March 31, 2006	$.41	$.39
December 31, 2006	1.29	.98
September 30, 2006	2.35	2.25
June 30, 2006	3.15	2.85
March 31, 2006	2.65	2.44
December 31, 2005	1.20	.35
September 30, 2005	.92	.24

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

Number of Securities
Remaining Available for
	Number of Securities	Future Issuance Under
	Issued or Issuable Upon	Equity Compensation Plans
	Exercise of Outstanding	(Excluding Securities in
	Options, Warrants and	the First Column of This
Description	Rights	Table)

Compensatory common stock awards approved by security holders	5,000,000	0
Compensatory common stock awards and warrants or options not approved by security holders	14,365,812	N/A

Description of Securities

Common Stock — As of March 31, 2007, Earth had 246,017,970, shares of its common stock issued and outstanding; 400,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock — As of March 31, 2007, the there were no shares of its preferred stock issued or outstanding, and 15,000,000 shares are authorized.

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

Earth failed to make timely the first quarterly interest payment due under the original securities purchase agreement dated July 24, 2006 and August 11, 2006. In addition, Earth failed to register the underlying securities within 30 days from closing. As such, penalties and interest had accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties. . However, subsequent to year end, Earth entered into a Forbearance and Amended agreement in the aggregate amount of $63,000,000 with the investors whereby all default interest, interest penalties and registration right penalties were removed and replaced with an interest premium in lieu of which is due and payable upon the new terms the agreement. The agreement provides for a principal payment in the amount of $25 million on June 30, 2007, with the balance due on August 31, 2007 totaling $38 million. The debt will continue to carry an 8% coupon rate, which is due and payable monthly. The conversion price was reset to $.399 cents and the warrants exercise price was reset to .4389 cents. The foregoing description of the amended agreement is a summary of the material terms of the Agreement and does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is attached to this Form 10-K as Exhibit 13 and are incorporated herein by reference.

At the date of original issuance the warrants had a relative fair value of $18,808,359, and Earth recognized a beneficial conversion feature in the amount of $42,906,599 based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $3,273,933 for the year ended December 31, 2006. Upon signing the forbearance amendment, and in accordance with EITF 96-19, Earth evaluated the present value of cash flows including changes in Fair value (FV)of an embedded conversion option (ECO) under the new instrument to see if there was at least a 10% different from present value of the remaining cash flows under the terms of the original instrument. It was determined that the change was less than 10% and therefore, this change was considered debt modification and will be recorded when incurred subsequent to year end with a charge of $6,167,063 to be made against the discount remaining on the original debt and against addition paid in capital, as appropriate.

Unless converted or redeemed as described above, the 8% secured convertible notes are due in 2007.

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

Such non-filing of the registration statement impacted and breached those certain Registration Rights Agreements with Earth and certain investors including Lance Bakrow, Tom Groos, Marc Weill, Josh Cohen, Kamunting Street Master Fund, Ltd., and K Street Emerald Fund, LLC. Subsequent to the forbearance agreement the securities are now required to be registered as of May 15, 2007.

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

Change in Securities and Use of Proceeds —

	March 31, 2007	March 31, 2007
Description	Amount	Shares
	(In 000’s)	(In 000’s)

Shares issued for services	3,823	5,999
Shares issued related to repayment of amounts due to parent	510	1,000
Shares issued to escrow account	0	2,500
Shares issued for exercise of warrant	0	125
Shares issued for cash	1,525	3,068
Sale of common stock held in treasury	463	279

Total shares issued during the three months ended March 31, 2007	$6,321	12,971

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

On April 28, 2006, we entered into a securities purchase agreement, pursuant to which we issued 6,400,000 shares of our common stock to accredited investors, in consideration for the payment of approximately $3.2 million. We will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity, which will own and operate a planned ethanol plant in New Orleans, Louisiana. The purchase agreement provides for an additional issuance of 6,400,000 shares of our common stock, if we have not timely consummated the acquisition of the equity interest in the planned New Orleans ethanol plant discussed below. Contemporaneously with the execution and delivery of the securities purchase agreement, we entered into a registration rights agreement, pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement. The sale of these shares of our common stock to accredited investors was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The 6,400,000 shares issued to an accredited investor included registration rights therein. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

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

On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and the Company issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act. The related debt, which was converted to shares, included registration rights therein. As of the year end these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

In addition, on July 21, 2006, Apollo Resources entered into a securities purchase agreement with Greenwich Power, LLC and Greenwich Power II, LLC, pursuant to which Apollo Resources issued notes exchangeable for shares of our common stock held by Apollo Resources and options to purchase our common stock held by Apollo Resources. In connection with this transaction, Apollo Resources agreed to cause us to grant these Apollo Resources note holders registration rights with respect to the shares of common stock underlying the convertible notes and options. We have acknowledged and agreed to comply with the terms of the registration rights agreements between Apollo and these note holders. In connection with this transaction, Lance Backrow, who is the sole manager of both Greenwich Power entities, purchased a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.25 per share. Mr. Backrow paid us $100,000 for the issuance of this warrant. We granted Mr. Backrow certain registration rights with respect to the shares of common stock issuable upon exercise of this warrant. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

On January 19, 2007 Earth obtained proceeds totaling $750,000 from three separate individuals and companies. In connection with this debt Earth issued warrants for common stock totaling 375,000 shares, excercisable at $.01 per share for 10 years. The notes were repaid in March 2007. At the date of original issuance the warrants had a relative fair value of $750,000. Amortization on the debt discount totaled $750,00 for the three months ended March 31, 2007.

On February 28, 2007, our LNG subsidiary obtained several credit facilities totaling $15 million. The $15 million term loan is due and payable in 3 years, with interest accruing at libor plus 1,000 basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $3,105,394. Amortization on the related debt discount totaled $56,507 for the three months ended March 31, 2007.

On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.30 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,605,960. Amortization on the related debt discount totaled $29,963 for the three months ended March 31, 2007.

During the quarters ending June 30, 2006 and September 30, 2006, we issued convertible notes and warrants to institutional investors in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act as follows:

•	On May 4, 2006, we issued a $1.0 million convertible, secured promissory note, bearing interest at 7%, payable within thirty days upon demand by the holder, and convertible into shares of our common stock at a conversion price of $1.086 per share. We also issued the investor a warrant to purchase 920,810 shares of our common stock, exercisable until May 31, 2001 at the lesser of $2.00 per share or 80% of the average trading price of our common stock for the thirty trading days prior to the exercise of the warrant. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes. We granted the note holder certain registration rights with respect to the shares of common stock underlying the convertible note and the warrant. The note and warrant and a corresponding guarantee given by Apollo Resources, our majority stockholder, were subsequently cancelled by the holder in connection with Apollo Resources’ closing on July 21, 2006 of a securities purchase agreement with Greenwich Power.

•	On May 26, 2006, we issued $5.0 million principal amount of 8% senior convertible promissory notes to a single institutional investor. The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in August 2006. The notes were not convertible until after August 2006, at which time the maturity date was extendable to November 2006 at the holder’s option. The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 75% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing. We also issued five-year warrants to purchase 750,000 shares of common stock to the investor and five-year warrants to purchase 18,750 shares of common stock to our placement agent, both at an exercise price of $3.84 per share. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes. We granted the investor certain registration rights with respect to the shares of common stock issuable upon conversion of the convertible notes and exercise of the warrants. The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006. The warrants remain outstanding.

•	On June 2, 2006, we issued a convertible note with a principal amount of $500,000 to one individual. The note bore interest at 8% per year, which was payable on July 28, 2006, August 28, 2006, January 28, 2007 and April 28, 2007. The note had a maturity date of April 28, 2007. The note was convertible into shares of our common stock at a conversion price equal to the lesser of $0.50 per share or 70% of the weighted average price per share of our common stock. We used the net proceeds from the sale in connection with our biodiesel and ethanol plant acquisition strategy and for other general corporate purposes. We granted the note holder certain registration rights with respect to the shares of common stock underlying the convertible notes. On July 13, 2006, the holder of the note exercised its option to convert the notes, and we issued an aggregate of 1,000,000 shares of our common stock to such holder in exchange for the cancellation of the note.

•	On June 7, 2006, we issued $10 million aggregate principal amount of senior convertible notes to four institutional investors. The notes carried an 8% coupon, payable quarterly, and were redeemable by us at par at any time prior to their initial maturity date in September 2006. The notes were not convertible until after September 2006, at which time the maturity date was extendable to December 2006 at the holder’s option. The notes were convertible into our common stock at a conversion price equal to the greater of $1.00 per share or 70% of the weighted average price per share of our common stock on a five-day volume weighted average prior to closing. We also issued to the investors five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investors and five-year warrants to purchase 45,000 shares of common stock to our placement agent, at an exercise price of $2.93 per share. We used the net proceeds from the sale, in concert with other funds, to continue to execute our business plan, specifically the construction or acquisition of additional biodiesel and ethanol facilities, and for other general corporate purposes, including working capital. We granted the investor certain registration rights with respect to the shares of common stock underlying the convertible notes and warrants. The remaining unpaid principal and accrued and unpaid interest on these notes were repaid in full with a portion of the net proceeds from the senior convertible promissory notes we issued in July 2006. The warrants remain outstanding.

•	On July 10, 2006, Earth entered into a securities purchase agreement, pursuant to which Earth issued an 8% senior convertible note with a principal amount of $5.0 million to one institutional investor. Earth also issued five-year warrants to purchase an aggregate of 1,500,000 shares of common stock to the investor and five-year warrants to purchase 15,000 shares of common stock to Earth’s placement agent, both at an exercise price of $2.50 per share. On July 24, 2006, Earth used a portion of the net proceeds from its July 24, 2006 offering to repay in full the remaining unpaid principal and accrued and unpaid interest on this note.

•	On July 13, 2006, holders of convertible notes issued during January through June of 2006, exercised their conversion option and Earth issued an aggregate of 3,000,000 shares of common stock in exchange for the conversion of notes with an aggregate principal amount of $1.5 million.

•	On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at

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

•	In connection with the 8% senior convertible notes issued in July, 2006, Earth incurred loan costs in the amount of $3,452,000, which will be amortized over the term of the convertible notes.

•	On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In 2007, the coupon may decline to 6% upon Earth achieving certain financial milestones. The notes will begin to amortize in equal, quarterly payments beginning in March, 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share. The shares issued to an accredited investor included registration rights therein. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2006, our board of directors approved and recommended to our stockholders an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 400,000,000. Also on June 12, 2006, in accordance with Delaware law and our bylaws, Apollo Resources, the holder of a majority of our issued and outstanding shares of common stock, executed a written consent adopting and approving the amendment to our certificate of incorporation. The written consent of common stockholders was executed by Apollo Resources, which, as of June 12, 2006, held approximately 62% of the shares of common stock eligible to vote. The amendment to our certificate of incorporation did not become effective until filing with the Secretary of State of Delaware on July 21, 2006.

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

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2005.

Item 5.	Other Information

None

ITEM 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number		Description

3.01		Certificate of Incorporation (filed as Exhibit 3.1 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
3.02		Bylaws(filed as Exhibit 3.2 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
10.1		Merger Agreement dated March 31, 2006 by and among Earth Biofuels, Inc., Southern Bio Fuels, Inc. and certain affiliates of Southern Bio Fuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed April 10, 2006 and incorporated herein by reference)
10.2		Stock Purchase Agreement dated October 1, 2005 by and between The Wing Sail Company and Earth Biofuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed December 14, 2005 and incorporated herein by reference)
10	.3(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Locket, Jr.
10	.4(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.
10	.5(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.
10	.6(1)	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.
10	.7(1)	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.
10	.8(1)	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10	.9(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10	.10(1)	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10	.11(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10	.12(1)	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.
10	.13(1)	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.
10	.14(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.
10	.15(1)	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10	.16(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10	.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10	.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10	.18(1)	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.19		Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).

Exhibit
Number		Description

10.20		Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10	.21(1)	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.
10	.22(1)	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.
10	.23(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.
10	.24(1)	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.
10	.25(1)	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.
10.26		Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10	.27(1)	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.
10.28		Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10	.29(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.
10	.30(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.
10.31		8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.32		Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10	.33(1)	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.
10	.34(1)	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10	.35(1)	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10	.36(1)	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10	.37(1)	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.38		Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.39		Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.40		Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

Exhibit
Number		Description

10	.41(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.
10.42		8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.43		Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.44		8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.45		Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10	.46(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.
10.47		8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10	.48(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10	.49(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10	.50(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10	.51(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.
10	.52(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.
10	.53(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10	.54(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10	.55(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10	.56(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10	.57(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10	.58(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10	.59(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10	.60(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.
10.61		Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

Exhibit
Number		Description

10.62		Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10	.63(1)	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.
10	.64(1)	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.
10	.65(1)	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.
10.66		Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.67		Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.68		Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC, and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).
10	.69(1)	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.
10	.70(1)	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.
10	.71(1)	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.
10	.72(1)	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.
10	.73(1)	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.
10	.74(1)	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.
10	.75(1)	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.
10	.76(1)	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.
10	.77(1)	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.
10	.78(1)	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.
10	.79(1)	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.
10	.80(1)	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.
10	.81(1)	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.
10	.82(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.
10	.83(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.
10	.84(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.
10	.85(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.

Exhibit
Number		Description

10	.86(1)	Form of Warrant to purchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.
10	.87(2)	Share Exchange Agreement effective as of November 17, 2006, by and between Earth Biofuels, Inc., a Delaware corporation (“ Earth Biofuels”) and Apollo Resources International, Inc., a Utah corporation (“Apollo”).
10.88		Acquisition Agreement between Liquafaction Corporation, etal and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).
*10	.89	Pledge Agreement, Promissory Notes and Warrant Agreements with and from Two Ponds, Gilcreast and Bryant Russell Construction
11(3)		Code of Ethics
12(3)		Subsidiaries
13(3)		Forbearance and Amendment Agreement and related Security and Subsidiary Agreements
14(3)		Letter from Nexxus re offer to Capitalize Biofuels with $150 million in Exchange for Common Stock and Escrow Agreement dated January 9, 2007
15(3)		Credit Agreement dated March 23 2007 by and between Durant Biofuels, LLC and Lenders and related Amendment No. 1, Amended and Restated Collateral Agreement, and Warrant Purchase and Registration Rights Agreement
16(3)		Credit Agreement dated February 28, 2007 by and between Earth LNG, Inc. and Lenders, and related Guarantee and Collateral Agreement and Warrant Purchase and Registration Rights Agreement
17(3)		Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty
18(3)		Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc.
*31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*32	.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006

(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2007

/s/  Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 18, 2007