Form 10QSB/A
period 2006-06-30
EARTH BIOFUELS INC
filed 2007-06-13
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EARTH BIOFUELS, INC.

FORM 10-QSB QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Restated Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005

Restated Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)

Restated Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)

Notes to Restated Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS	(Restated)
Current Assets
Cash and cash equivalents	$385,822	$82,093
Trade accounts receivable, net	405,149	253,376
Accounts receivable — tax credits	—	374,381
Advances to related parties	160,253	—
Inventory	174,035	131,391
Loan costs	975,000	—
Prepaid expenses & other current assets	248,521	40,401

Total Current Assets	2,348,780	881,642
Property and equipment, net	11,568,241	455,419
Investment	375,000	—
Investment — related party	100,000	—
Advances on investments	12,695,000	—
Goodwill	3,981,280	3,981,280
Other assets	383,171	261,384

Total Assets	$31,451,472	$5,579,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,575,242	$763,215
Shares payable	25,000	4,210,248
Payables to related parties	—	1,442,569
Property, sales and payroll taxes payable	12,643
Payable from asset acquisition	1,100,054	—
Short term convertible debt, net of debt discount of $14,067,132	3,575,371	—
Derivative liability	27,922,792	—
Other current liabilities	—	98,021

Total Current Liabilities	34,198,459	6,526,696

Stockholders’ Deficit
Common stock, $.001 par value, 250,000,000 shares authorized, 195,113,882 and 161,591,036 shares issued and outstanding at June 30, 2006 and December 31, 2005	195,114	161,591
Additional paid-in capital	28,618,789	9,499,709
Deferred compensation	—	(98,500)
Accumulated deficit	(31,560,890)	(10,509,771)

Total Stockholders’ Deficit	(2,746,987)	(946,971)

Total Liabilities and Stockholder’s Deficit	$31,451,472	$5,579,725
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Revenues:
Sales revenue	$2,395,552	$440,742	$3,895,890	$672,523
Energy production credits	512,371	—	898,152	—

Total revenues	2,907,923	440,742	4,794,042	672,523

Cost of sales	2,619,431	370,137	4,386,687	554,901

Gross profit	288,492	70,605	407,355	117,622

Share-based compensation	7,035,789	—	11,651,739	—
Other selling, general and administrative	4,609,592	140,365	6,588,242	228,964
Depreciation and amortization	6,761	695	11,358	1,290

Net loss from operations	(11,363,650)	(70,455)	(17,843,984)	(112,632)

Other income (expense) Interest income	9,143	—	9,143	—
Loss on derivatives	(400,862)	—	(400,862)	—
Interest expense	(2,801,030)	—	(2,801,030)	—
Other expenses	(14,386)	—	(14,386)	—

Total other income (expense)	(3,207,135)	—	(3,207,135)	—

Net loss	$(14,570,785)	$(70,455)	$(21,051,119)	$(112,632)

Net loss per common share:

Basic and diluted:
Net loss	$(0.08)	$(0.00)	$(0.12)	$(0.00)

Weighted average shares:
Basic and diluted	188,630,446	146,100,000	177,804,694	146,100,000
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(21,051,119)	$(112,632)
Non-cash Items Included in Net Loss:
Depreciation	11,358	1,290
Loss on derivatives	400,862	—
Share-based interest expense	25,000	—
Debt discount amortization	2,549,502	—
Deferred compensation	98,500	—
Shares issued for employee compensation	688,000	—
Shares issued for services	10,963,739	—
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	222,608	(59,341)
Notes receivable	(100,156)	—
Inventory	(42,644)	20,826
Prepaid expenses & other current assets	(401,192)	—
Other Assets	5,944	—
Increase (decrease) in:
Accounts payable and accrued expenses	843,866	(35,038)
Property, sales and payroll taxes payable	—	9,041
Income taxes payable	—	5,823
Related party advances	(1,141,822)	254,345

Net cash provided by (used in) operating activities	(6,927,554)	84,314

Cash Flows From Investing Activities:
Cash paid for investment	(375,000)	—
Cash paid for investment in related party	(100,000)	—
Cash paid for advances on investments	(12,695,000)	—
Cash paid for purchases of fixed assets	(2,866,794)	(109,981)

Net cash used in investing activities	(16,036,794)	(109,981)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,743,077	—
Proceeds from issuance of short term convertible debt	17,500,000	—
Capital contributions	—	50,000
Cash paid for debt issuance cost	(975,000)	—

Net cash provided by financing activities	23,268,077	50,000

Net increase (decrease) in cash	303,729	24,333

Cash and cash equivalents
Beginning of period	82,093	10,903

End of period	$385,822	$35,236

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—

Non-cash activity:
Value of shares issued to acquire assets of Southern Biofuels	7,157,333	—
Value of shares issued to acquire Distribution Drive	4,210,248	—
Debt discount related to beneficial conversion features	1,610,000	—
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
2.	RESTATEMENT
     The accompanying financial statements have been restated to adjust for the accounting of certain share based transactions under Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth Biofuels, Inc.(the “Company”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2006, and September 30, 2006. Share based compensation related to shares issued for non-employees were previously reported as deferred and were being amortized over the life of the contract. The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” Earth also determined the measurement date for share based transactions with non-employees according to the terms of EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth measured fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete. Subsequently however, it was determined that the date at which the commitments for performance by the Company’s non-employees to earn the equity instruments had in fact occurred before the date at which the counterparty’s performance was complete. As such, the Company is expensing the amounts reported as deferred compensation for the quarters ended June 30, 2006, and September 30, 2006. There were no amounts reported as deferred compensation in the Company’s year end filing in its 10KSB as of December 31, 2006.
     The following table sets forth a reconciliation of previously reported and restated “Prepaid Expenses and Other Current Assets”, “Compensation expenses, including share based compensation,” “Net (loss)”, “Net loss per common share: Basic and Diluted” and “Accumulated deficit” for the Three and Six months Ended June 30, 2006.

	As Reported		As Restated	As Reported		As Restated
For the Three and	for the Three		for the Three	for the Six		for the Six
Six months Ended	Months Ended	Amount of	Months Ended	Months Ended	Amount of	Months Ended
June 30, 2006	June 30, 2006	Adjustment	June 30, 2006	June 30, 2006	Adjustment	June 30, 2006
Prepaid expenses and other current assets	$1,935,619	(1,687,099)	$248,521	$1,935,619	(1,687,099)	$248,521

Compensation, including share based compensation	$5,348,690	1,687,099	$7,035,789	$9,964,640	1,687,099	$11,651,739

Net loss from operations	($9,676,551)	(1,687,099)	($11,363,650)	($16,156,885)	(1,687,099)	($17,843,984)

Net Loss	($12,883,686)	(1,687,099)	($14,570,785)	($19,364,020)	(1,687,099)	($21,051,119)

Net loss per common share: Basic and Diluted	($0.07)	(.01)	($0.08)	($0.11)	(.01)	($0.12)

Accumulated deficit	N/A	N/A	N/A	($29,873 791)	(1,687,099)	($31,560,890)
     In addition, there was no impact on net cash flows from operations and changes in cash and cash equivalents for the above periods.
3.	ASSET ACQUISITIONS
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
4.	INVESTMENTS
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
5.	SHORT TERM CONVERTIBLE DEBT AND WARRANTS
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
6.	EQUITY TRANSACTIONS
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

     During the quarter ending June 30, 2006, the Company issued 160,000 shares of the Company’s common stock valued at $688,000 to employees for services rendered and 1,430,274 shares of the Company’s common stock valued at $6,182,290 to for consulting services, of which 600,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement.
     During the quarter ending June 30, 2006, the Company issued 5,799,088 for net proceeds of approximately $2.9 million in connection with private placement transactions.
7.	ADVANCES
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

8.	RELATED PARTY TRANSACTIONS
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
9.	DERIVATIVES
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
     The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of June 30, 2006 is as follows:

	May 26,	June 30,
	2006	2006	Gain (loss)
Convertible debt	$20,389,299	$18,664,029	$1,725,270
Warrants	9,313,424	9,258,763	54,661
Loss recognized upon initial fair value of derivative instruments in existence on May 26, 2006	(2,180,793)	—	(2,180,793)

Total	$27,521,930	$27,922,792	$(400,862)

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

			Risk Free
	Issue Date	Volatility	Rate	Market Price	Term in Years
At May 26, 2006 for:
1Q 2006 convertible debt	1/27/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	1/30/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/29/2006	491%	5.0%	$3.24	0.92
1Q 2006 convertible debt	3/31/2006	491%	5.0%	$3.24	0.92

2Q 2006 convertible debt	5/4/2006	491%	5.0%	$3.24	1
2Q 2006 convertible debt	5/26/2006	159%	5.0%	$3.24	0.25
2Q 2006 warrants	5/4/2006	491%	5.0%	$3.24	5
2Q 2006 warrants	5/26/2006	491%	5.0%	$3.24	5
At Issuance date for:

2Q 2006 convertible debt	6/2/2006	487%	4.98%	$2.51	0.92
2Q 2006 convertible debt	6/7/2006	163%	5.05%	$2.60	0.25
2Q 2006 warrants	6/7/2006	483%	5.05%	$2.60	5

Prices and average rates at June 30, 2006:
June 30, 2006		379%	5.2%	$2.92
10.	SUBSEQUENT EVENTS
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
     On May 18, and May 31, 2007, the registrant’s Chief Executive Officer and Chief Financial Officer, in consultation with the Board of Directors and the registrant’s independent registered public accounting firm, concluded that the previously issued financial statements contained in the registrant’s Quarterly Reports on Forms 10-QSB for the interim quarterly reports as of June 30, 2006, September 30, 2006, and March 31, 2007, and the annual report as of December 31, 2006, should not be relied upon because of errors in those financial statements and that the registrant would restate these financial statements to make the necessary accounting corrections.

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
     Share-Based Compensation. Share based compensation for the six months ended June 30, 2006 was approximately $11.7 million and related primarily to shares issued to consultants for consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
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

     Share-Based Compensation. Share based compensation for the three months ended June 30, 2006 was approximately $7.0 million and related primarily to shares issued to consultants for consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R).
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
     After we close the transaction, the facility will be converted to a biodiesel production facility, which we anticipate will take approximately one month. Upon completion of the conversion, we estimate the plant will have a biodiesel production capacity of 10–20 MMGPY.
     As of August 14, 2006 and pursuant to the letter of intent, we have deposited $500,000 of the purchase price with Vertex Energy. The deposit will reduce the purchase price payable at closing. To the extent the deposit has been used for expenditures in connection with the conversion of the facility, we will forfeit the right to repayment of the portion of the deposit already spent on such conversion expenditures. In the event the parties execute definitive documents and the transaction closes, the letter of intent provides that Vertex Energy will have an option, exercisable on the 180 th day after the closing, to require us to repurchase the 1,500,000 shares of our common stock issued to Vertex Energy as part of the purchase price for $2.0 million.
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
ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-QSB for the period ending September 30, 2005 filed by Earth Biofuels, Inc. with the SEC on November 23, 2005).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Information Statement on Schedule 14C filed by Earth Biofuels, Inc. with the SEC on July 11, 2006).

3.3	Bylaws of Earth Biofuels, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB for the period ending September 30, 2005 filed by Earth Biofuels, Inc. with the SEC on November 23, 2005).

**4.1	Specimen Certificate for shares of Common Stock of the Earth Biofuels, Inc.

**10.1	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Dennis G. McLaughlin, III.

**10.2	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Tommy W. Johnson.

Exhibit
No.	Description
**10.3	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Luckett, Jr.

**10.4	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.

**10.5	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.

**10.6	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.

**10.7	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.

**10.8	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

**10.9	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

**10.10	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

**10.11	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

**10.12	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.

**10.13	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.

**10.14	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.

**10.15	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

**10.16	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

**10.17	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

**10.18	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

10.19	Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).

10.20	Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).

**10.21	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.

Exhibit
No.	Description
**10.22	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.

**10.23	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.

**10.24	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.

**10.25	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.

10.26	Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

**10.27	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.

10.28	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

**10.29	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.

**10.30	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.

10.31	8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

10.32	Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

**10.33	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.

**10.34	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

**10.35	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

**10.36	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

**10.37	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

10.38	Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

Exhibit
No.	Description
10.39	Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.40	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

**10.41	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.

10.42	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.43	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)

10.44	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.45	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)

**10.46	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.

10.47	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

**10.48	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

**10.49	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

**10.50	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.

**10.51	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

**10.52	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

**10.53	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.

**10.54	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

Exhibit
No.	Description
**10.55	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

**10.56	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.

**10.57	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.

**10.58	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.

**10.59	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.

**10.60	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.

10.61	Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.62	Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

**10.63	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.

**10.64	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.

**10.65	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.

10.66	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.67	Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).

10.68	Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC,
and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).

**10.69	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.

**10.70	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.

**10.71	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.

**10.72	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.

Exhibit
No.	Description
**10.73	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.

**10.74	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

**10.75	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

**10.76	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.

+**10.77	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.

**10.78	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

+	Management contract, compensatory plan or arrangement.

SIGNATURE
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.
Date: June 13, 2007	/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2007	/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer (Principal Financial and Accounting Officer)