Form 10QSB/A
period 2006-09-30
EARTH BIOFUELS INC
filed 2007-06-13
CIK 1268471

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
(214) 389—9800
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
Restated Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005
Restated Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)
Restated Consolidated Statements of Stockholders’ Equity (Deficit) For the Nine Months Ended September 30, 2006 and December 31, 2005
Restated Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)
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

EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$41,609	$82,093
Trade accounts receivable, net	1,905,379	253,376
Accounts receivable — tax credits	—	374,381
Marketable securities, net	890,050	—
Inventory	252,638	131,391
Prepaid expenses & other current assets	715,504	40,401
Notes receivable	803,550	—
Notes receivable from related parties	2,960,621	—

Total Current Assets	7,569,351	881,642
Property and equipment, net	15,090,606	455,419
Investment — related party	100,000	—
Investments	41,531,996	—
Deferred financing fees	2,588,703	—
Other assets	413,106	261,384
Goodwill	3,981,280	3,981,280

Total Assets	$71,275,042	$5,579,725

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,946,203	$763,215
Accrued liabilities	2,834,656	—
Shares payable	—	4,210,248
Payables to related parties	3,037,217	1,442,569
Current portion of convertible promissory notes, net of discount of $6,623,411	2,309,923	—
Other current liabilities	—	110,664

Total Current Liabilities	12,127,999	6,526,696

Long-term convertible promissory notes, net of discount of $35,797,232	8,869,434	—

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—

Common stock, $.001 par value, 400,000,000 shares authorized, 203,976,749 and 161,591,036 shares issued and outstanding at September 30, 2006 and December 31, 2005	203,976	161,591
Additional paid-in capital	96,437,339	9,499,709
Deferred compensation	—	(98,500)
Other comprehensive income	(124,854)	—
Accumulated deficit	(46,238,852)	(10,509,771)

Total Stockholders’ Equity (Deficit)	50,277,609	(946,971)

Total Liabilities and Stockholders’ Equity (Deficit)	$71,275,042	$5,579,725

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Revenues:
Sales revenue	$9,382,652	$392,564	$13,278,542	$1,065,087
Energy production credits	919,809	—	1,817,961	—

Total revenues	10,302,461	392,564	15,096,503	1,065,087

Cost of sales	9,862,837	403,921	14,249,523	958,822

Gross profit (loss)	439,624	(11,357)	846,980	106,265

Compensation (including share based compensation of $24,880,406 and $36,532,115, respectively)	26,198,092	—	39,307,006	—
Other selling, general and administrative	4,789,378	454,417	9,920,369	683,381
Depreciation and amortization	261,701	877	273,059	2,167

Net loss from operations	(30,809,547)	(466,651)	(48,653,454)	(579,283)

Other income (expense)
Interest income	33,124	—	37,807	—
Interest expense, including penalties	(6,291,509)	—	(9,081,955)	—
Gain on derivatives	22,805,483	—	22,404,621	—
Loss on marketable securities	(401,637)	—	(401,637)	—
Other	(13,953)	3,362	(34,463)	3,362

Total other income	16,131,508	3,362	12,924,373	3,362

Net income (loss)	$(14,678,039)	$(463,289)	$(35,729,081)	$(575,921)

Net income (loss) per common share:

Basic and Diluted	$(0.07)	$(0.06)	$(0.19)	$(0.12)

Weighted average shares:
Basic and Diluted	201,310,426	7,458,696	183,701,363	4,734,615
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			Common		Additional	Other
	Members’	Prefered	Stock	Common	Paid	Comprehensive	Accumulated
	Capital	Stock	Shares	Stock	In Capital	Income	Deficit	Totals
Balance December 31, 2004	$60,000	$—	—	$—	$—	$—	$(56,199)	$3,801
Members contributions	260,000	—	—	—	—	—	—	260,000
Recapitalization	(320,000)	—	146,100,000	146,100	$173,900	—	—	—
Shares issued for cash	—	—	251,036	251	109,549	—	—	109,800
Shares issued for services	—	—	15,240,000	15,240	9,216,260	(98,500)	—	9,133,000
Net loss	—	—	—	—	—	—	(10,453,572)	(10,453,572)

Balance December 31, 2005	$—	$—	161,591,036	$161,591	$9,499,709	$(98,500)	$(10,509,771)	$(946,971)

Shares issued for cash	—	—	6,728,946	6,729	1,071,866	—	—	1,078,595
Shares issued for services	—	—	7,879,131	7,879	34,922,585	—	—	34,930,464
Shares issued for investments	—	—	24,777,626	24,777	23,505,557	—	—	23,530,334
Unrealized loss on marketable securities	—	—	—	—	—	(124,854)	—	(124,854)
Amortization of Deferred compensation	—	—	—	—	—	98,500	—	98,500
Net Changes in discounts on convertible debt and reversal of derivative liabilities and related discounts from retirements of debts	—	—	3,000,000	3,000	29,583,375	—	—	29,586,375
Net loss (Restated)	—	—	—	—	—	—	(35,729,081)	(35,729,081)

Balance September 30, 2006	$—	$—	203,976,749	$203,976	$96,437,339	$(124,854)	$(46,238,852)	$50,277,609

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(35,729,081)	$(575,921)
Non-cash Items Included in Net Loss:
Depreciation	273,059	2,167
Minority interest	—	(3,362)
Amortization of debt issuance costs	172,626	—
Gain on derivative	(22,404,621)	—
Realized losses on marketable securities	334,710	—
Debt discount amortization	6,499,534	—
Amortization of deferred compensation	98,500	—
Shares issued for employee compensation and other services	36,532,115	—

Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(1,652,003)	(137,891)
Accounts receivable — tax credits	374,381	—
Notes receivable	(3,764,171)	—
Inventory	(121,247)	3,962
Prepaid expenses & other current assets	(2,374,206)	—
Other assets	(151,422)	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,820,039	108,237
Property, sales and payroll taxes payable	(12,643)	27,194
Related party advances	1,594,447	113,058
Other liabilities	(110,739)	190

Net cash used in operating activities	(18,620,722)	(462,366)

Cash Flows From Investing Activities:
Purchases of marketable securities	(1,349,614)	—
Cash paid for investment in related party	(100,000)	—
Cash paid on investments	(25,845,996)	—
Cash paid for purchases of fixed assets	(5,550,914)	(229,280)

Net cash used in investing activities	(32,846,524)	(229,280)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,078,595	461,000
Proceeds from issuance of convertible debt	74,900,054	—
Repayments of convertible debt	(21,100,054)	—
Capital contributions	—	260,000
Cash paid for debt issuance cost	(3,451,833)	—

Net cash provided by financing activities	51,426,762	721,000

Net increase (decrease) in cash	(40,484)	29,354
Cash and cash equivalents:
Beginning of period	82,093	10,903

End of period	$41,609	$40,257

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	272,332	—

Non-cash activity:
Value of shares issued in connection with conversion of debt	1,500,000	—
Value of shares issued to acquire assets of Southern Biofuels	7,157,333	—

EARTH BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.	BASIS OF PRESENTATION

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

Nature of Operations — The principal business of Earth is the production, supply and distribution of pure biodiesel fuel (B100) for sale directly to wholesalers and to be used as a blend stock to make B20, a petroleum diesel-based alternative fuel. The company utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel.

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

The following table sets forth a reconciliation of previously reported and restated “Prepaid Expenses and Other Current Assets”, “Compensation expenses, including share based compensation,” “Net Income (loss)”, “ Net income (loss) per common share: Basic and Diluted” and “Accumulated deficit” for the three and nine months ended September 30, 2006.

	As Reported		As Restated	As Reported		As Restated
	for the Three		for the Three	for the Nine		for the Nine
For the Three and	Months Ended		Months Ended	Months Ended		Months Ended
Nine Months Ended	September 30,	Amount of	September 30,	September 30,	Amount of	September 30,
September 30, 2006	2006	Adjustment	2006	2006	Adjustment	2006
Prepaid expenses and other current assets	$20,506,719	(19,791,215)	$715,504	$20,506,719	(19,791,215)	$715,504
Compensation, including share based compensation	$8,093,976	18,104,116	$26,198,092	$19,515,791	19,791,215	$39,307,006
Net income (loss) from operations	($12,705,431)	(18,104,116)	($30,809,547)	($28,862,239)	(19,791,215)	($48,653,454)
Net income (loss)	$3,426,077	(18,104,116)	($14,678,039)	($15,937,866)	(19,791,215)	($35,729,081)
Net income (loss) per common share: Basic and diluted	$0.02	(.05)	($0.07)	($0.09)	(0.10)	($0.19)
Accumulated deficit	N/A	N/A	N/A	($26,447 637)	(19,791,215)	($46,238,852)

In addition, there was no impact on net cash flows from operations and changes in cash and cash equivalents for the above periods.

3.	MARKETABLE SECURITIES

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

4.	PROPERTY AND EQUIPMENT

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

5.	INVESTMENTS

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

Letters of Intent — On April 24, 2006, Earth entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery. Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of our common stock to HPS Development. As of September 30, 2006 total advances were $27,066,996.
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
Investments — also consist of a $250,000 payment for a 51% interest in a new entity (American Earth Fuels Company, LLC) which started operations subsequent to September 30, 2006. The remaining $100,000 is a deposit for an asset purchase that did not close subsequent to September 30, 2006, and is expected to be returned.
Investment — related party — consists of an equity investment with less than 5% ownership interest in Blue Wireless. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth will account for this investment under the equity method.

6.	CONVERTIBLE DEBT

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
7.	STOCKHOLDERS’ EQUITY

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

Private Offerings — On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which the Company issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In connection with the issuance of the notes, the Company also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to the Company’s placement agent, at $2.90 per share.

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
Acquisitions
On March 31, 2006, Earth entered into a merger agreement with Southern Bio Fuels, Inc. and certain other parties affiliated with Southern Bio Fuels. Pursuant to the merger agreement, on April 3, 2006, Southern Bio Fuels merged with and into the Company, with the Company being the surviving corporation. In connection with the merger, the Company paid $2,200,000 in cash and issued 2,933,333 shares valued at $7,157,000 of its common stock to the sole stockholder of Southern Bio — Fuels.
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

Stock based Compensation
Stock Awards and Compensation-During the quarter ending September 30, 2006, the Company issued 2,082,867 shares of the Company’s common stock valued at approximately $6.5 million to employees for services rendered and 6,430,000 shares of the Company’s common stock for consulting services, valued at approximately $13.4 million of which 400,000 the Company issued to Herb Meyer, a member of the Company’s Board of Directors, under his consulting agreement.
8.	RELATED PARTY TRANSACTIONS

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
9.	SUBSEQUENT EVENTS

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Sales revenue	91.1%	100.0%	88.0%	100.0%
Energy production credits	8.9%	—	12.0%	—

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	95.7%	102.9%	94.4%	90.0%

Gross profit	4.3%	(2.9)%	5.6%	10.0%

Compensation	254.3%	—	260.4%	—
Other selling, general and administrative	46.5%	115.8%	65.7%	64.2%
Depreciation and amortization	2.5%		1.8%	.2%

Net loss from operations	(299.1)%	(118.9)%	(322.3)%	(54.4)%

Other income (expense)
Interest income	0.3%	—	0.3%	—
Interest expense	(61.1)%	—	(60.16)%	—
Gain on derivatives	221.36%		148.41%
Loss on marketable securities	(3.9)%	—	(2.7)%	—
Other expenses	(0.1)%	.9%	(0.1)%	.3%

Total other income (expense)	156.56%	.9%	85.75%	.3%

Net income (loss)	(142.5)%	(118.0)%	(236.7)%	(54.1)%

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
     Compensation. Compensation the nine months ended September 30, 2006 was approximately $39.3 million and related primarily to shares issued to consultants for employees and consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
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
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
     Revenue. Total revenue for the three months ended September 30, 2006 increased $9.9 million, or 2524%, to approximately $10.3 million from approximately $393,000 for the three months ended September 30, 2005. The increase in total revenue is primarily the result of increased sales of biodiesel. During the three months ended September 30, 2006, we sold approximately 3,312,620 gallons of biodiesel.
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
     Compensation. Compensation for the three months ended September 30, 2006 was approximately $26.2 million and related primarily to shares issued to employees and consultants for consulting services. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R).
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

We incurred net losses and negative cash flows from operations of approximately $36 million and $18.6 million, respectively, as of the nine months ended September 30, 2006. We had $41,609 of cash and cash equivalents at September 30, 2006. Our working capital at September 30, 2006 was $4,558,648. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. Based on our current plans, we believe that after consideration of the net proceeds of the $52.5 million offering and future private sales of our shares, we have sufficient funds to enable us to meet our planned operating needs for at least the twelve month period subsequent to the balance sheet date, September 30, 2006. In addition, we are currently working to secure a $12.5 million Senior Secured Bridge Term Loan, in November, 2006.
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

**4.1	Specimen Certificate for shares of Common Stock of the Earth Biofuels, Inc.

**10.1	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Dennis G. McLaughlin, III.

**10.2	Indemnification Agreement dated September 13, 2005 by and between Meadow Springs, Inc, (as predecessor to Earth Biofuels, Inc.) and Tommy W. Johnson.

**10.3	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Luckett, Jr.

**10.4	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.

**10.5	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.

**10.6	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.

**10.7	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.

**10.8	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

**10.9	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

**10.10	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

**10.11	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

**10.12	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.

**10.13	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.

**10.14	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.

**10.15	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

Exhibit
No.	Description
**10.16	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.

**10.17	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

**10.18	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.

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

**10.33	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.

**10.34	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

Exhibit
No.	Description
**10.35	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.

**10.36	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

**10.37	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.

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

**10.48	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

**10.49	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.

**10.50	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.

**10.51	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

**10.52	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

Exhibit
No.	Description
**10.53	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.

**10.54	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

**10.55	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.

**10.56	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.

**10.57	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.

**10.58	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.

**10.59	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.

**10.60	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.

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

**10.69	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.

**10.70	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.

**10.71	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.

Exhibit
No.	Description
**10.72	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.

**10.73	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.

**10.74	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

**10.75	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

**10.76	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.

+**10.77	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.

**10.78	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.

**10.79	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.

**10.80	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.

**10.81	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.

**10.82	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.

**10.83	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.

**10.84	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.

**10.85	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.

**10.86	Form of Warrant to puchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

+	Management contract, compensatory plan or arrangement.

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