Form 10QSB/A
period 2007-03-31
EARTH BIOFUELS INC
filed 2007-06-13
CIK 1268471

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

FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Restated)
	(Unaudited)
	($ in 000’s, except
	per share and share amounts)

ASSETS
Current Assets
Cash and cash equivalents	$1,921	$291
Investments in equity securities	142	285
Trade accounts receivable, net of allowances totaling $0 and $109	3,520	3,019
Inventory, finished goods	802	785
Prepaid expenses and other current assets	3,276	1,471
Advances to related parties	210	—
Notes receivable	894	857

Total Current Assets	10,765	6,708
Property, Plant and equipment, net of accumulated depreciation of $8,517 and $7,854	28,382	27,015
Investments and advances	43,429	40,860
Investment — related party	100	100
Notes receivable from related parties	11,266	5,824
Deferred financing fees	2,570	2,445
Goodwill and other intangibles, net of accumulated amortization of $224 and $168	29,662	30,032
Prepaid and other long term assets	1,823	747

Total Assets	$127,997	$113,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,977	$8,064
Accrued interest payable	18,221	7,337
Payables to related parties	6,723	6,826
Demand Notes	200	250
Line of Credit	2,076	5,679
Short term convertible promissory notes, net of discount of $36,922 and $39,633	16,678	13,967
Income taxes payable	1,818	1,818

Total Current Liabilities	52,693	43,941
Long term debt, net of discounts totaling $5,235	18,765	—

Total liabilities	71,458	43,941

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 246,017,970 and 233,239,225 shares issued and outstanding at respective dates	246	233
Additional paid-in capital	157,482	145,555
Other comprehensive income	(697)	(570)
Accumulated deficit	(100,492)	(74,965)
Treasury stock at cost (279,200 shares)	—	(463)

Total Stockholders’ Equity	56,539	69,790

Total Liabilities and Stockholders’ Equity	$127,997	$113,731

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2007 and 2006

	2007	2006
	(Restated)	(Restated)
	(Unaudited)
	($ in 000’s, except per share and share amounts)

Revenue
Sales revenue	$6,641	$8,231
Energy production credits	4	386

Total revenues	6,645	8,617
Cost of sales	6,292	9,413

Gross profit (loss)	353	(796)
Operating Expenses
Compensation (including share based compensation of $3,163 and $4,616, respectively)	5,114	4,616
Other selling, general and administrative	3,356	2,594
Depreciation and amortization	952	374

Total operating expenses	9,422	7,584
Net loss from operations	(9,069)	(8,380)
Other income (expense)
Interest expense	(16,124)	(75)
Loss on sale of fixed assets	(120)	—
Loss on equity investments	(315)	—
Other income	101	43

Total other income (expense)	(16,458)	(32)

Loss before provision for income tax	(25,527)	(8,412)
Income tax expense	—	454

Net income (loss)	(25,527)	(8,866)
Unrealized loss on marketable securities	(127)	—

Total comprehensive loss	$(25,654)	$(8,866)

Net income (loss) per common share:
Basic and diluted
Net loss	$(.13)	$(.05)
Weighted average shares:
Basic and diluted	202,988,783	166,668,025

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Month Period Ended March 31, 2007

	Common		Additional	Other
	Stock	Common	Paid	Comprehensive	Treasury	Accumulated
	Shares	Stock at Par	in Capital	Income (Loss)	Stock	Deficit	Totals
	(Unaudited)
	($ in 000’s except per share and share amounts)

Balance 12/31/06	233,047	$233	$145,555	$(570)	$(463)	$(74,965)	$69,790
Shares issued for cash	3,068	3	1,522	—	—		1,525
Shares issued for services	5,999	6	3,817	—	—		3,823
Shares issued for exercise of warrants	125	1	—	—	—		1
Shares issued for related party payables	1,000	1	510	—	—		511
Unrealized loss on marketable securities	—	—	—	(127)	—		(127)
Treasury Stock	279		—	—	463		463
Shares issued to escrow	2,500	2	—	—			2
Net Changes in discounts on convertible debt and reversal of derivative liabilities from retirements of debts	—	—	6,078	—	—	—	6,078
Net loss	—	—	—	—	—	(25,527)	(25,527)

Balance March 31, 2007 (Restated)	246,018	$246	$157,482	$(697)	$(0)	$(100,492)	$56,539

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2007 and 2006

	2007	2006
		(Restated)
	(Restated)
	(Unaudited)
	($ in 000’s, except per share and share amounts)

OPERATING ACTIVITIES
Net loss	$(25,527)	$(8,866)
Adjustments to reconcile net loss to cash provided by operating activities
Loss on sale of fixed assets	121	—
Depreciation and amortization of intangibles	737	374
Amortization of debt issuance costs	215	—
Goodwill impairment	315	—
Debt discount amortization	3,556	—
Share-based compensation	3,818	4,874
Changes in
Trade accounts receivable	(500)	(2,596)
Inventory	(17)	276
Prepaid expenses and other current assets	(586)	(532)
Other assets	(2,166)	881
Accounts payable and accrued expenses	(1,088)	580
Accrued interest	10,885	1,100
Taxes payable	—	455
Other liabilities	8	(111)

Net cash used in operating activities	(10,229)	(3,565)

INVESTING ACTIVITIES
Purchases of equity securities	(71)	—
Purchases of property, plant and equipment	(2,243)	(2,414)
Investments in and advances to related parties	(2,296)	2,309
Proceeds from the sale of property, plant and equipment	75	—
Increase in notes receivable	(5,441)	(2,828)

Net cash used in investing activities	(9,976)	(2,933)

FINANCING ACTIVITIES
Proceeds from issuance of stock	1,534	777
Sales of treasury stock	463	—
Proceeds from long term debt and line of credit	29,000	1,000
Repayments of long term debt and line of credit	(8,653)	(143)
Cash paid for debt issuance costs	(509)	—

Net cash provided by financing activities	21,835	1,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,630	(4,864)
CASH AND CASH EQUIVALENTS — Beginning of year	291	5,069

CASH AND CASH EQUIVALENTS — End of year	$1,921	$205

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,574	$—
Income taxes paid	—	—

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

NOTE 4 — RESTATEMENTS

The accompanying financial statements have been restated to adjust the accounting for interest accruals and related interest expense. Earth Biofuels, Inc.(the “Company”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Quarterly Report on Form 10-QSB as of and for the Three month period ended March 31, 2007. The Company has been involved in renegotiations regarding its Securities Purchase Agreements dated July 24, 2006, totaling $52.5 million, and August 11, 2006, totaling $1.1 million. In connection with the ongoing renegotiations regarding the Securities Purchase Agreements Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the agreements. Prior to the filing of the Company’s first quarter 2007 report, the

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had reason to believe that an agreement was reached whereby all interest and registration penalties (additional penalties due to late interest payments and late registration of securities) would be waived, in lieu of a redemption premium of 20%, shorter maturity dates, and agreements to sell specific investments in order to repay amounts due. In addition, it was the opinion of management that there were substantial defenses for the late charges and penalties in the event of litigation. As such, the Company accrued interest and related interest expense according to the forbearance terms. It has been determined subsequent to the filing of the Company’s first quarter 2007 report that an agreement has not yet been reached on the forbearance, and as such, the Company has restated its quarterly report to include interest and registration penalties according to the original Securities Purchase Agreements dated July 24, 2006 and August 11, 2006, respectively.

The following table sets forth a reconciliation of previously reported and restated “Accrued Interest Payable”, “Interest Expense” and “Accumulated deficit” as of and for the three month period ended March, 31, 2007.

	As Reported For the Three	Amount of	As Restated For the Three
Description	Months Ended March 31, 2007	Adjustment	Months Ended March 31, 2007
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Accrued interest payable	$10,203	8,018	$18,221
Interest expense	$(8,106)	(8,018)	$(16,124)
Total other income and (expense)	$(8,440)	(8,018)	$(16,458)
Net Income (loss)	$(17,509)	(8,018)	$(25,527)
Net loss per common share:
Basic and Diluted	$(0.09)	(0.04)	$(0.13)
Accumulated deficit	$(92,474)	(8,018)	$(100,492)

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Three months ended March 31, 2007
Revenue	$5,971	674	6,645
Loss from operations	$(820)	(8,249)	(9,069)
Interest Expense	$(139)	(15,986)	(16,125)
Net Loss for the three months ended March 31, 2007	$(946)	(24,571)	(25,527)
Property, plant and equipment, net	$11,430	16,952	28,382
Total Assets	$15,412	112,585	127.997
Current Liabilities	$9,361	35,314	44,675

Municipal customers represents approximately 58% of the consolidated revenues related to LNG. The total sales to this customer for the three months ended March 31, 2007 was approximately $3.6 million.

NOTE 14 — SUBSEQUENT EVENTS

On May 18, and May 31, 2007, the registrant’s Chief Executive Officer and Chief Financial Officer, in consultation with the Board of Directors and the registrant’s independent registered public accounting firm, concluded that the previously issued financial statements contained in the registrant’s Quarter Reports on Forms 10-QSB for the interim quarterly reports as of June 30, 2006, September 30, 2006, and March 31, 2007, and the annual report as of December 31, 2006, should not be relied upon because of errors in those financial statements and that the registrant would restate these financial statements to make the necessary accounting corrections.

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

	Three Months Ended
	March 31, 2007
	2007	2006

Revenues:
Sales revenue	99%	96%
Energy production credits	1%	4

Total revenues	100%	100%
Cost of sales	95%	109%

Gross profit	5%	(9)%
Compensation	77%	54
Other selling, general and administrative	51%	30%
Depreciation and amortization	1%	4%

Net loss from operations	(125)%	(97)%
Net (loss)	(384)%	(123)%

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

Interest Expense.  Interest expense related primarily to short term convertible debts and long term debts for three months ended March 31, 2007 was approximately $16 million from $75,000 for the same period in 2006. Interest expense consisted primarily of interest fees and the amortization of debt discounts.

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

We incurred net losses and negative cash flows from operations of approximately $25.5 million and $10.2 million, respectively, for the three months ended March 31, 2007. Of the net losses for the three months ended March 31, 2007 approximately $3.8 million relates to shares issued to employees and nonemployees for services rendered, and approximately $3.5 million relates to amortization of debt discounts. We had approximately $1.9 million in cash and cash equivalents at March 31, 2007. Our working capital deficit at three months ended March 31, 2007 was approximately $33.9 million.

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

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd)were made related to the periods October 1, 2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited.

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

Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the original securities purchase agreement dated July 24, 2006 and August 11, 2006. As such, penalties and interest totaling approximately $9.1 million have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge. Subsequent to year end Earth brought all coupon rate interest current totaling $1,574,222.

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

See footnote 2 in “Notes to Restated Consolidated Financial Statements” under Item 1.

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

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the year ended December 31, 2005.

Item 5.	Other Information

None

ITEM 6.	EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Description

3.01	Certificate of Incorporation (filed as Exhibit 3.1 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
3.02	Bylaws (filed as Exhibit 3.2 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
10.1	Merger Agreement dated March 31, 2006 by and among Earth Biofuels, Inc., Southern Bio Fuels, Inc. and certain affiliates of Southern Bio Fuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed April 10, 2006 and incorporated herein by reference)
10.2	Stock Purchase Agreement dated October 1, 2005 by and between The Wing Sail Company and Earth Biofuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed December 14, 2005 and incorporated herein by reference)
10.3(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Locket, Jr.
10.4(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.
10.5(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.
10.6(1)	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.
10.7(1)	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.
10.8(1)	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.

Exhibit
Number	Description

10.9(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.10(1)	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.11(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.12(1)	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.
10.13(1)	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.
10.14(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.
10.15(1)	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.16(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.18(1)	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.19	Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.20	Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.21(1)	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.
10.22(1)	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.
10.23(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.
10.24(1)	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.
10.25(1)	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.
10.26	Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.27(1)	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.
10.28	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.29(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.
10.30(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.
10.31	8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

Exhibit
Number	Description

10.32	Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.33(1)	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.
10.34(1)	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.35(1)	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.36(1)	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.37(1)	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.38	Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.39	Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.40	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.41(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.
10.42	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.43	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.44	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.45	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.46(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.
10.47	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.48(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.49(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.50(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10.51(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

Exhibit
Number	Description

10.52(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.
10.53(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10.54(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.55(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.56(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10.57(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10.58(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10.59(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10.60(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.
10.61	Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.62	Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.63(1)	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.
10.64(1)	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.
10.65(1)	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.
10.66	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.67	Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.68	Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC, and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).
10.69(1)	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.
10.70(1)	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.
10.71(1)	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.
10.72(1)	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.
10.73(1)	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.
10.74(1)	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

Exhibit
Number	Description

10.75(1)	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.
10.76(1)	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.
10.77(1)	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.
10.78(1)	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.
10.79(1)	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.80(1)	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.
10.81(1)	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.82(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.
10.83(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.
10.84(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.
10.85(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.
10.86(1)	Form of Warrant to purchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.
10.87(2)	Share Exchange Agreement effective as of November 17, 2006, by and between Earth Biofuels, Inc., a Delaware corporation (“Earth Biofuels”) and Apollo Resources International, Inc., a Utah corporation (“Apollo”).
10.88	Acquisition Agreement between Liquafaction Corporation, et al and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).
**10.89	Pledge Agreement, Promissory Notes and Warrant Agreements with and from Two Ponds, Gilcreast and Bryant Russell Construction
11(3)	Code of Ethics
12(3)	Subsidiaries
13(3)	Forbearance and Amendment Agreement and related Security and Subsidiary Agreements
14(3)	Letter from Nexxus re offer to Capitalize Biofuels with $150 million in Exchange for Common Stock and Escrow Agreement dated January 9, 2007
15(3)	Credit Agreement dated March 23 2007 by and between Durant Biofuels, LLC and Lenders and related Amendment No. 1, Amended and Restated Collateral Agreement, and Warrant Purchase and Registration Rights Agreement
16(3)	Credit Agreement dated February 28, 2007 by and between Earth LNG, Inc. and Lenders, and related Guarantee and Collateral Agreement and Warrant Purchase and Registration Rights Agreement
17(3)	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty
18(3)	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

Exhibit
Number	Description

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

+	Management contract, compensatory plan or arrangement.

(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006

(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.

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

Date: June 13, 2007