Form 10KSB/A
period 2006-12-31
EARTH BIOFUELS INC
filed 2007-06-14
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

New Orleans, Louisiana

On August 31, 2006, Earth Ethanol, Inc. entered into a letter of intent with HPS Development, L.L.C., which contemplates a joint venture in which a newly created limited liability company (New Orleans Facility) will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. As contemplated by the letter of intent, HPS Development will acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery. Earth will acquire a 50% interest in the operating company in exchange for the payment of $50,000,000 and the issuance of 5,829,005 shares of our common stock to HPS Development. The New Orleans facility is seeking to secure financing of up to $80 million dollars to complete construction of the ethanol plant and to produce not less than 60 million gallons per year.

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

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd) were made related to the periods October 1,2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited investors.

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

	Year Ended
	December 30,
	2006	2005

Revenues:
Sales revenue	96%	98%
Energy production credits	4%	2%

Total revenues	100.0%	100.0%
Cost of sales	98%	110%

Gross profit	2%	(110)%
Compensation	30%	192%
Other selling, general and administrative	69%	37%
Depreciation and amortization	5%	2%

Net loss from operations	(102)%	(341)%
Net (loss)	(162)%	(342)%

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

Interest Expense.  Interest expense related primarily to convertible debts for 2006 was approximately $23.0 million from $56,000 for 2005. Interest expense consisted primarily of the amortization of debt discounts associated with beneficial conversion features and related penalty and interest charges.

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

We incurred net losses and negative cash flows from operations of approximately $68.0 million and $22.5 million, respectively, for the year ended 2006. Of the net losses approximately $40.3 million relates to shares issued to employees and nonemployees for services rendered. We had approximately $291,000 in cash and cash equivalents at December 31, 2006. Our working capital deficit at December 31, 2006 was approximately $37.2 million.

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

Earth purchased biodiesel totaling $540,880 from a vendor who is related to Willie Nelson during the year ended December 31, 2006.

Dennis McLaughlin-Chief Executive Officer and Chairman of Earth sold an airplane and fuel tanker to EBOF totaling $170,000 during the year ended 2006.

ITEM 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this report:

Exhibit
Number	Description

3.01	Certificate of Incorporation (filed as Exhibit 3.1 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
3.02	Bylaws(filed as Exhibit 3.2 to the Report on Form 10-QSB for the period ending September 30, 2005 and incorporated herein by reference)
10.1	Merger Agreement dated March 31, 2006 by and among Earth Biofuels, Inc., Southern Bio Fuels, Inc. and certain affiliates of Southern Bio Fuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed April 10, 2006 and incorporated herein by reference)
10.2	Stock Purchase Agreement dated October 1, 2005 by and between The Wing Sail Company and Earth Biofuels, Inc. (filed as Exhibit 10.1 to the Report on Form 8-K filed December 14, 2005 and incorporated herein by reference)
10.3(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Locket, Jr.
10.4(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.
10.5(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.
10.6(1)	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.
10.7(1)	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.
10.8(1)	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.9(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.10(1)	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.

Exhibit
Number	Description

10.11(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.12(1)	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.
10.13(1)	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.
10.14(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.
10.15(1)(1)	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.16(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.17(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.18(1)	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.19	Securities Purchase Agreement dated April 28, 2006, by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.20	Registration Rights Agreement dated April 28, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 10, 2006).
10.21(1)	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.
10.22(1)	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.
10.23(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.
10.24(1)	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.
10.25(1)	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.
10.26	Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.27(1)	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.
10.28	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.29(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.
10.30(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.
10.31	8% Senior Convertible Note dated May 26, 2006 issued by Earth Biofuels, Inc. in favor of Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).
10.32	Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

Exhibit
Number	Description

10.33(1)	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.
10.34(1)	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.35(1)	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.36(1)	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.37(1)	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.38	Securities Purchase Agreement dated June 7, 2006 by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.39	Registration Rights Agreement dated June 7, 2006, by and among Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.40	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International (incorporated by reference to Exhibit 4.6 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.41(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.
10.42	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Capital Ventures International (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.43	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Castlerigg Master Investments Ltd. (incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.44	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Castlerigg Master Investments, Ltd (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.45	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd for and on behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.7 of the Current Report of Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006)
10.46(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.
10.47	8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).
10.48(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.49(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.50(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10.51(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.
10.52(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchasers signatory thereto.

Exhibit
Number	Description

10.53(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10.54(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.55(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.56(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10.57(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10.58(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10.59(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10.60(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.
10.61	Securities Purchase Agreement dated July 24, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.62	Registration Rights Agreement dated July 24, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule thereto (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.63(1)	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.
10.64(1)	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.
10.65(1)	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.
10.66	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.67	Form of Notes dated as of July 24, 2006 issued by Earth Biofuels, Inc. (incorporated by reference to Exhibit 4.3 on the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on July 25, 2006).
10.68	Merger Agreement, dated March 31, 2006, by and between Earth Biofuels, Southern Bio Fuels, Inc., Southern Bio Fuels, LLC, and the other members and individuals party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on April 10, 2006).
10.69(1)	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.
10.70(1)	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.
10.71(1)	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.
10.72(1)	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.
10.73(1)	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.
10.74(1)	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.
10.75(1)	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.

Exhibit
Number	Description

10.76(1)	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.
10.77(1)	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.
10.78(1)	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.
10.79(1)	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.80(1)	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.
10.81(1)	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.82(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.
10.83(1)(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.
10.84(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.
10.85(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.
10.86(1)	Form of Warrant to purchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.
10.87(2)	Share Exchange Agreement effective as of November 17, 2006, by and between Earth Biofuels, Inc., a Delaware corporation (“Earth Biofuels”) and Apollo Resources International, Inc., a Utah corporation (“Apollo”).
10.88	Acquisition Agreement between Liquafaction Corporation, et al and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).
**10.89	Forebearance and Amendment Agreement and related Security and Subsidiary Agreements
**10.90	Letter from Nexxus re offer to Capitalize Biofuels with $150 million in Exchange for Common Stock and Escrow Agreement dated January 9, 2007
**10.91	Credit Agreement dated March 23 2007 by and between Durant Biofuels, LLC and Lenders and related Amendment No. 1, Amended and Restated Collateral Agreement, and Warrant Purchase and Registration Rights Agreement
**10.92	Credit Agreement dated February 28, 2007 by and between Earth LNG, Inc. and Lenders, and related Guarantee and Collateral Agreement and Warrant Purchase and Registration Rights Agreement
**10.93	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty
**10.94	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc.
**14	Code of Ethics
**21	Subsidiaries
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

+	Management contract, compensatory plan or arrangement.

(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006

ITEM 14.	Principal Accountant Fees and Services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Earth has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on June 13, 2007.

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

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III Dennis G. McLaughlin, III	Chief Executive Officer and Chairman (Principal Executive Officer)	June 13, 2007

/s/ DARREN MILES Darren Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 13, 2007

/s/ TOMMY JOHNSON Tommy Johnson	Director	June 13, 2007

/s/ BRUCE BLACKWELL Bruce Blackwell	Director	June 13, 2007

/s/ BILL LUCKETT Bill Luckett	Director	June 13, 2007

FORM 10-KSB — ITEM 7
Earth Biofuels, Inc.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Earth Biofuels, Inc. are included in response to Item 7:

Restated Report of Independent Registered Public Accounting Firm	F-2
Restated Consolidated Balance Sheets as of December 31, 2006	F-3
Restated Consolidated Statements of Operations for the fiscal years ended December 31, 2006 and 2005	F-4
Restated Consolidated Statements of Stockholders’ Equity for the fiscal year ended December 31, 2006 and 2005	F-5
Restated Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Earth Biofuels, Inc.
Dallas, Texas

We have audited the accompanying restated consolidated balance sheet of Earth Biofuels, Inc. and subsidiaries (“Earth”) as of December 31, 2006 and the related restated consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of Earth’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Earth LNG, Inc., a wholly-owned subsidiary, whose statements reflect total assets of $42,991,538 as of December 31, 2006, and total revenues of $24,936,216 and $2,813,249 for the years ended December 31, 2006 and 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Earth LNG, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth and Subsidiaries, as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated consolidated financial statements have been prepared assuming that Earth will continue as a going concern. As discussed in Note 1 to the financial statements, Earth’s recurring operating losses and working capital deficit, raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, certain errors resulting in an overstatement of previously reported net income for the year ended December 31, 2006, in previously issued financial statements, were discovered by Earth’s management. Accordingly, the 2006 financial statements have been restated and adjustments have been made to net income for the year ended December 31, 2006 and accrued expenses as of December 31, 2006 to correct the error.

MALONE & BAILEY, PC
www.malone-bailey.com

Houston, Texas
April 30, 2007, except for matters discussed in Note 2
to the financial statements for which the date is June 13, 2007

EARTH BIOFUELS, INC.

CONSOLIDATED BALANCE SHEET
December 31, 2006

($ in 000’s,
except per share
amounts)
(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$291
Investments in equity securities	285
Trade accounts receivable, net of allowances totaling $109	3,019
Inventory	785
Prepaid expenses and other current assets	1,471
Notes receivable	857

Total Current Assets	6,708
Property, Plant and equipment, net	27,015
Investments and advances	40,860
Investment — related party	100
Notes receivable from related parties	5,824
Deferred financing fees	2,445
Goodwill and other intangibles, net	30,032
Prepaid and other long term assets	747

Total Assets	$113,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,064
Accrued interest payable	11,944
Payables to related parties	6,826
Demand Notes	250
Line of Credit	5,679
Current portion of convertible promissory notes, net of discount of $39,633	13,967
Income taxes payable	1,818

Total Current Liabilities	48,548

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—
Common stock, $.001 par value, 400,000,000 shares authorized, 233,239,225 shares issued and 233,047,259 shares outstanding	233
Additional paid-in capital	145,555
Other comprehensive income	(570)
Accumulated deficit	(79,572)
Treasury stock at cost (279,200 shares)	(463)

Total Stockholders’ Equity	65,183

Total Liabilities and Stockholders’ Equity	$113,731

See accompanying notes to financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006 & 2005

	2006	2005
	(Restated)	(Restated)
	($ in 000’s, except
	per share amounts)

Revenue
Sales revenues	$39,737	$4,639
Energy production credits	1,808	117

Total revenues	41,545	4,756
Cost of sales	40,722	5,247

Gross profit (loss)	823	(491)

Operating Expenses
Compensation (including share based compensation of $11.3 million and $9.1 million, respectively)	12,296	9,153
Depreciation and amortization	2,208	81
Selling, general and administrative (including share based compensation of approximately $29 million and $43,000, respectively)	49,852	1,760

Total operating expenses	64,356	10,994

Loss from operations	(63,533)	(11,485)

Other income (expense)
Interest expense	(22,976)	(56)
Net gain on derivatives	22,405	—
Gain on contract	1,023	—
Loss on equity investments	(2,684)	—
Other income	101	(6)

Total other income (expense)	(2,131)	(62)

Loss before provision for income tax	(65,664)	(11,547)
Income tax expense	1,818	—

Net loss	(67,482)	(11,547)
Other comprehensive income (expense)
Realized losses on marketable securities	(487)	—

Total comprehensive loss	$(67,969)	$(11,547)

Income (loss) per common share
Basic and diluted
Net loss	$(0.35)	$(0.08)
Weighted-average shares
Basic and diluted	193,087,894	147,383,165

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 & 2005

			Common	Common	Additional	Other
	Members’	Preferred	Stock	Stock at	Paid	Comprehensive	Treasury	Accumulated
	Capital	Stock	Shares	Par	In Capital	Income (Loss)	Stock	Deficit	Totals
	($ in 000’s)

Balance 12/31/04	$60	$—	—	$—	$—	$—	$—	$(56)	$4
Members contribution	260	—	—	—	—	—	—	—	260
Recapitalization	(320)	—	146,100	146	174	—	—	—	—
Shares issued for cash		—	251	1	109	—	—	—	110
Shares issued for services		—	15,240	15	9,216	(98)	—	—	9,133
Net Loss		—						(11,547)	(11,547)

Balance December 31, 2005 (Restated)		—	161,591	162	9,499	(98)	—	(11,603)	(2,040)
Shares issued for cash		—	25,953	26	10,784	—	—	—	10,810
Shares issued for services		—	11,537	11	40,345	—	—	—	40,356
Shares issued for investments		—	31,245	31	57,454	—	—	—	57,485
Shares issued for converted debt		—	3,000	3	1,497	—	—	—	1,500
Unrealized loss on marketable securities		—	—	—	—	(570)	—	—	(570)
Amortization of Deferred compensation		—	—	—	—	98	—	—	98
Treasury Stock		—	(279)	—	—	—	(463)	—	(463)
Net Changes in discounts on convertible debt and reversal of derivative liabilities from retirements of debts		—	—	—	25,976	—	—	—	25,976
Net loss		—	—	—	—	—	—	(67,969)	(67,969)

Balance December 31, 2006 (restated)	$—	$—	233,047	$233	$145,555	$(570)	$(463)	$(79,572)	$65,183

See accompanying notes to financial statements.

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 & 2005

	2006	2005
	(Restated)	(Restated)
	($ in 000’s)
OPERATING ACTIVITIES
Net loss	$(62,969)	$(11,546)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization of intangibles	2,208	81
Bad debt	—	51
Amortization of debt issuance costs	316	—
Gain on derivative	(22,405)	—
Realized losses on marketable securities	487	—
Debt discount amortization	9,095	—
Share-based compensation	40,356	9,133
Changes in
Trade accounts receivable	(2,294)	4,844
Inventory	(150)	(44)
Prepaid expenses and other current assets	1,383	(1,664)
Other assets	1,298	114
Accounts payable and accrued expenses	5,716	(8,647)
Accrued interest	11,943	98
Taxes payable	1,818	(529)
Shares payable	(4,210)	—
Other liabilities	(109)	—

Net cash used by operating activities	(22,517)	(8,109)

INVESTING ACTIVITIES
Cash paid on other deposits	—	(251)
Cash acquired on acquisition of Meadow Springs	—	85
Purchases of equity securities	(1,342)	—
Purchases of property, plant and equipment	(10,457)	(444)
Investments in and advances to related parties	6,399	(704)
Investments and advances	(33,517)	—
Increase in notes receivable	(6,682)	—
Repayments of notes receivable	—	5,178

Net cash provided by (used in) investing activities	(45,599)	3,864

FINANCING ACTIVITIES
Capital contributions	—	(4,741)
Proceeds from issuance of stock	10,810	109
Purchase of treasury stock	(463)	—
Proceeds from convertible debt	77,450	5,944
Repayments of convertible debt	(21,008)	—
Cash paid for debt issuance costs	(3,452)	—

Net cash provided by financing activities	63,337	1,312

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,779)	(2,933)
CASH AND CASH EQUIVALENTS — Beginning of year	5,070	8,003

CASH AND CASH EQUIVALENTS — End of year	$291	$5,070

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,543	$56
Income taxes paid	$—	$—
Non-Cash Investing and Financing Activities:
Value of shares issued to acquire assets	$13,863	$4,210
Value of shares issued to acquire Apollo LNG	$39,300	—
Value of shares issued to acquire identifiable intangible assets	$2,236	$—
Value of shares issued in relation to Letters of Intent	$4,320	$—
Value of shares issued in connection with conversion of debt	$1,500	$—

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

NOTE 2 — RESTATEMENTS

The accompanying financial statements have been restated to adjust the accounting for interest accruals and related interest expense. Earth Biofuels, Inc.(the “Company”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The Company has been involved in renegotiations regarding its Securities Purchase Agreements dated July 24, 2006, totaling $52.5 million, and August 11, 2006, totaling $1.1 million. In connection with the ongoing renegotiations regarding the Securities Purchase Agreements Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the agreements. Prior to the filing of the Company’s first quarter 2007 report, the Company had reason to believe that an agreement was reached whereby all interest and registration penalties (additional penalties due to late interest payments and late registration of securities) would be waived, in lieu of a redemption premium of 20%, shorter maturity dates, and agreements to sell specific investments in order to repay amounts due. In addition, it was the opinion of management that there were substantial defenses for the late charges and penalties in the event of litigation. As such, the Company accrued interest and related interest expense according to the forbearance terms. It has been determined subsequent to the filing of the Company’s first quarter 2007 report, that an agreement has not yet been reached on the forbearance, and as such, the Company has restated its annual report to include interest and registration penalties according to the original Securities Purchase Agreements dated July 24, 2006 and August 11, 2006, respectively.

The following table sets forth a reconciliation of previously reported and restated “Accrued Interest Payable”, “Interest Expense” and “Accumulated deficit” for the year ended December, 31, 2006.

	As Reported		As Restated
	For The Year Ended	Amount of	For The Year Ended
Description	December 31, 2006	Adjustment	December 31, 2006
	($ in 000’s)

Accrued interest payable	$7,337	4,607	$11,944
Interest expense	$(18,369)	(4,607)	$(22,976)
Total other income and (expense)	$2,476	(4,607)	$(2,131)
Total comprehensive loss	$(63,362)	(4,607)	$(67,969)
Net loss per common share:
Basic and Diluted	$(0.33)	(0.02)	$(0.35)

Accumulated deficit	$(74,965)	(4,607)	$(79,572)

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

Unless converted or redeemed as described above the 8% secured convertible notes are due in 2007 totaling $53,600,000.

Interest Expense	2006	2005
	($ in 000’s)

Interest expense on convertible debts, line of credit and demand notes, including penalties totaling $9,109 on convertible debts	$13,881	$56
Amortization of Discounts and deferred loan costs on convertible debts	9,095	—

Total interest expense	$22,976	$56

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

Breaches related to the Security agreements and underlying accredited investors (Castlerigg Master Investments, Ltd, Evolution Master Fund, Ltd, Kings Road Investments, Ltd, Capital Ventures International, Radcliffe SPC, Ltd, Cornell Capital Partners, LP, Cranshire Capital LP, Portside Growth and Opportunity Fund Gundyco ITF Excalibur Limited Partnership and Whalehaven Capital Fund Ltd)were made related to the periods October 1,2006 through March, 2007, and pursuant to the registration requirements of the Registration Rights Agreement, each dated July 24, 2006, and August 11, 2006, respectively. Further, Earth executed confessions of judgment in the approximate amount of $15,956,731, in favor of the accredited investors.

Earth is a party to various legal actions arising in the normal course of business. While Earth does not believe that the ultimate resolution of any such pending activities will have a material adverse effect on its

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

Certain segment data is included in the table below as follows:

		Earth
	LNG	Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Year Ended December 31, 2006
Revenue	$24,936	14,801	39,737
Loss from operations	$(5,281)	(57,594)	(62,875)
Income tax expense	$1,818	—	1,818
Total comprehensive loss	$(6,940)	(61,029)	(67,969)
Property, plant and equipment, net	$10,359	16,656	27,015
Total Assets	$42,991	70,740	113.731
Current Liabilities	$11,725	36,823	48,548
Year Ended December 31, 2005 (acquired 1 month operations only)
Revenue	$2,813	1,826	4,639
Loss from operations	$(1,092)	(10,454)	(11,546)
Income tax expense	$—	—	—
Total comprehensive loss	$(1,092)	(10,453)	(11,545)
Property, plant and equipment, net	$10,894	456	11,350
Total Assets	$44,123	5,580	49,703
Current Liabilities	$128	6,527	6,655

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