Form 10QSB
period 2007-06-30
EARTH BIOFUELS INC
filed 2007-08-20
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007
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

EARTH BIOFUELS, INC.
FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)

	June 30,	December 31,
	2007	2006
Current Assets
Cash and cash equivalents	$534	$291
Investments in equity securities	47	285
Trade accounts receivable, net of allowances totaling $0 and $109	3,287	3,019
Inventory, finished goods	737	785
Prepaid expenses and other current assets	4,696	1,471
Advances to related parties	1,310
Notes receivable from related parties	2,704	857

Total Current Assets	13,315	6,708
Property, Plant and equipment, net of accumulated depreciation of $9,416 and $7,854	27,817	27,015
Investments and advances	13,836	40,860
Investment — related party	30	100
Notes receivable from related parties	14,909	5,824
Deferred financing fees	2,393	2,445

Goodwill, net of impairment of $10,623 and $315 in 2007 and 2006, respectively	26,986	30,032
Prepaid and other long term assets	4,212	747

Total Assets	$103,498	$113,731

Current Liabilities

Accounts payable	$7,914	$8,064
Accrued interest payable	30,926	11,944
Payables to related parties	4,537	6,826
Demand Notes	288	250
Line of Credit	1,574	5,679
Short term convertible promissory notes, net of discount of $34,220 and $39,633	19,380	13,967
Income taxes payable	1,818	1,818

Total Current Liabilities	66,437	48,548
Long term debt	24,000	—

Total liabilities	90,437	48,548

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 240,425,887 and 233,047,225 shares issued and outstanding	240	233
Additional paid-in capital	152,603	145,555
Other comprehensive income	—	(570)
Treasury stock at cost (279,200 shares)	—	(463)
Accumulated deficit	(139,782)	(79,572)

Total Stockholders’ Equity	13,061	65,183

Total Liabilities and Stockholders’ Equity	$103,498	$113,731

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales revenue	$6,742	$9,006	$13,387	$17,623
Cost of sales	5,794	7,849	12,086	17,403

Gross profit	948	1,157	1,301	220

Compensation	1,407	5,348	6,521	11,652
Other selling, general and administrative	3,462	5,995	6,818	8,590
Depreciation and amortization	1,243	521	2,195	754

Net loss from operations	(5,164)	(10,707)	(14,233)	(20,776)

Other income (expense)
Interest income	208	9	205	33
Loss on sale of fixed assets	—	—	(121)	—
Interest expense	(13,551)	(3,065)	(29,674)	(3,140)
Loss on equity investments	(4,192)	—	(4,192)	—
Impairment losses	(10,623)	—	(10,938)	—
Loss on marketable securities	(852)	—	(852)	—
Loss on Derivatives	—	(401)	—	(401)
Other expenses	(508)	23	(405)	43

Total other income (expense)	(29,518)	(3,434)	(45,977)	(3,465)

Net loss	$(34,682)	$(14,141)	$(60,210)	$(24,241)

Net loss per common share

Basic and diluted net loss	$(0.17)	$(0.07)	$(0.29)	$(0.12)

Weighted average shares	204,160	196,649	204,160	196,649
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Period Ended June 30, 2007
(Unaudited)

	Common		Additional	Other
	Stock	Common	Paid	Comprehensive	Treasury	Accumulated
	Shares	Stock at Par	in Capital	Income (Loss)	Stock	Deficit	Totals
Balance 12/31/06 (restated)	233,047	$233	$145,555	$(570)	$(463)	$(74,965)	$69,790
Shares issued for cash	3,068	3	1,522	—	—	—	1,525
Shares issued for services	6,281	6	3,874		—	—	3,880
Shares issued for exercise of warrants	250	1	—	—	—	—	1
Shares issued for related party payables	1,000	1	510	—	—	—	511
Unrealized loss on marketable securities	—	—	—	(127)	—	—	(127)

Realized losses	—	—	—	570	—	—	570

Treasury Stock	279	—	—	—	463	—	463

Shares issued to escrow	2,500	2	—	—	—	—	2
Forfeiture of shares	(6,000)	(6)	—	—	—	—	(6)
Net Changes in discounts on convertible debt and long term debt issued with warrants	—	—	1,142	—	—	—	1,142
Net loss	—	—	—	—	—	(60,210)	(34,682)

Balance June 30, 2007	240,426	$240	$152,603	$—	$	$(139,782)	$13,061

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(60,210)	$(24,239)
Loss on sales of fixed assets	121	—
Losses on marketable securities	697	—
Depreciation	1,635	772
Amortization of debt issuance costs	561	—
Impairment of investments	4,192	—
Goodwill impairment	10,938	—
Loss on derivatives	—	401
Share-based compensation expense	3,875	10,063
Debt discount amortization	5,410	2,550
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(268)	(2,435)
Notes receivable	—	(100)
Inventory	45	(6)
Prepaid expenses & other current assets	(3,224)	970
Advances to related parties	(1,310)	(2,343)
Notes receivable from related party	(1,847)	476
Increase (decrease) in:
Accounts payable and accrued expenses	(149)	91
Accrued interest payable	18,982	—

Net cash provided by (used in) operating activities	(20,555)	(13,800)

Cash Flows From Investing Activities:
Cash paid for investment	(91)	(1,175)
Advances on payments to related parties	(1,779)	—)
Cash paid for advances on investments	—	(12,695
Repayments from investments and advances	2,355	—
Cash paid for purchases of fixed assets	(2,558)	(3,480)

Net cash used in investing activities	(2,073)	(17,350)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,534	6,743
Proceeds from long term debt and line of credit	30,036	20,750
Repayments of long term debt and line of credit	(8,653)	—
Proceeds from sale of treasury stock	463	—
Cash paid for debt issuance cost	(509)	(975)

Net cash provided by financing activities	22,871	26,518

Net increase (decrease) in cash	243	(4,632)

Cash and cash equivalents
Beginning of period	291	5,070

End of period	$534	$437

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	2,904	339
See accompanying notes to consolidated financial statements

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
Tax Credits — Earth files federal excise tax returns each quarter, claiming refundable biodiesel mixture tax credits. Such credits amounted to approximately $898,000 and $512,000 for the six months and three months ended June 30 2006, respectively. The were no refundable tax credits received as of June 30, 2007. These credits are accounted for on a gross basis and included as part of sales revenues.
Marketable Securities — In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At June 30, 2007 the market value of investments in equity securities was approximately $47,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $705,000 is included in earnings as of June 30, 2007.
NOTE 2 — GOING CONCERN
Earth has incurred significant losses from operations and as of June 30, 2007, has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern.
During the six months ended June 30, 2007 Earth received net proceeds of $29 million from the issuance of new debt. We used the net proceeds in concert with other funds, to continue to execute our business plan and to finance the working capital needs of our Bio-diesel and LNG operations.
Earth has implemented cost saving measures, primarily in its Bio-diesel operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which Earth currently operates. Earth will take additional cost savings measures, if necessary, to enhance its liquidity position. Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional investors for strategic acquisitions or a merger with other businesses. Management intends to complete construction of the underlying investment projects through partnerships with other interested investors, so to provide the additional capital needed to grow and enhance its alternative fuel production and distribution operations. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
Subsequent to the quarter ended June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July 24, 2006, filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation on the company. The Company has filed a request for a hearing on this issue and has submitted a business plan to the courts. A hearing was set for September 10, 2007. There are several outcomes that may occur pursuant to this hearing, any of which cannot be reasonably estimated at this time.

NOTE 3 — RESTATEMENTS
On November 22, 2006, Earth acquired 100% ownership of its parent Apollo International’s liquified natural gas business for 18,844,222 common shares.
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
In accordance with SFAS 141, operating results for the first six months of 2006, has been restated to furnish comparative information by including the LNG business.
NOTE 4 — INVESTMENTS, ADVANCES AND NOTES RECEIVABLE FROM RELATED PARTIES
Amounts representing the Company’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”. There were minimal related operations during the three months ended June 30, 2007 and as such the Company’s share of the net income of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.
Investments and advances consist of the following entities and amounts as of June 30, 2007:

	Method of	Investment	Advances	Total
Description	Accounting	($ in 000’s)	($ in 000’s)	($ in 000’s)
Investments
Truckers Corner	Equity	$1,120	$4,530	$5,650
American Earth	Equity	—	—	—

Letters of Intent
Systems Management Solutions, Inc.	Cost	—	—	—
Vertex Processing, LP	Cost	—	—	—
Biodiesel Investment Group and Bunge North America	Cost	4,976	—	4,976
Earth Ethanol and Liquafaction Corporation	Cost	—	—	—
Earth Ethanol and HPS Development, L.L.C.	Cost	—	—	—
Cordele Industrial	Cost	—	10	10
Dineh-bi-Keya	Cost	—	50	50
DFI-Albemarle Bio-Refinery, Inc.,	Cost	—	3,150	3,150
Total		$6,096	$7,740	$13,836
Investments
Truckers Corner - 50% interest in retail facility located in Hillsboro, TX for bio-diesel distribution. Increased investment ownership during the three months ended June 30, 2007 to 50% with additional advances of $369,000.
American Earth Fuels Company — 51% interest (proposed) in this start up entity located in Dallas, TX created to pursue acquisitions of retail sites for Bio-diesel distribution. During 2006, we deposited $250,000 related to a potential contract to purchase certain retail locations in Texas. In addition, advances totaling $77k had been made. Subsequent to year-end, this deposit was forfeited and the advances were written off due to the business decision to disband operations related to the retail locations.
Advances on Letters of Intent
Systems Management Solutions, Inc. (“SMS”) Advance on letter of intent for this bio-diesel production facility in San Antonio, TX — Investment deemed impaired for $22k plus note receivable $788,000
Vertex Processing, LP Bio-diesel production facility in Houston, TX — On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. In addition advances of $550,000 have been made.
On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Due to the lack of continuing operations at this location the investment amount is deemed impaired. The company has recorded losses of $2,435,000 during the first quarter 2007 and $2,543,000 during the second quarter 2007, resulting in total estimated impairments of $4,978,000.
Biodiesel Investment Group and Bunge North America Bio-diesel production facility located in Danville, Illinois — Additional investment of $75,000 during the three months ended June 30, 2007
Earth Ethanol and Liquafaction Corporatoin, Ethanol production facility in Moses Lake, Washington — Amended agreement with 5 day termination notice by third party-additional advances of $239,000 — all deemed impaired due to new termination notice $664,000.
Earth Ethanol and HPS Development, L.L.C. Ethanol production facility Plaquemines Parish, Louisiana — Litigation settled, whereby Earth received $4 million in cash, a $18 million note receivable and a non-compete agreement in settlement.
On August 31, 2006, Earth entered into letters of intent with HPS Development, L.L.C. which contemplated a joint venture in which a newly created limited liability company would own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana. As contemplated by the letters of intent, HPS Development was to acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery. Earth was to acquire a 50% interest in the operating company for a purchase price consisting of cash in the amount of $50.0 million and the issuance of 5,829,005 shares of our common stock to HPS development in addition to the assumption of a $40.0 million debt obligation to be incurred by the operating company in connection with the renovation of the facility. We anticipated the renovation of this facility would take 12 to 14 months, after which time we estimated the plant would have an ethanol production capacity of 60-80 MMGPY.
Earth had paid approximately $27 million towards the project when a breach of contract occurred. No shares or warrants had been issued at this time, or subsequently related to the project. Earth filed a claim for breach of contract and default by SLE under the terms of the agreement. The Claim involved enforcement of certain rights under a contribution and purchase agreement regarding the construction and operation of the ethanol plant in Belle Chasse, Louisiana that we entered into with HPS/SLE wherein HPS/SLE agreed to contribute plant and property to a new company and we agreed to provide capital necessary to obtain a fifty percent ownership interest in Earth Ethanol and collectively, to help Earth Ethanol begin the construction and retrofitting work necessary to bring the plant online. One such issue in our Claim included Earth Ethanol’s learning that HPS, via SLE, attempted to sell a portion of the facilities’ equipment to an unaffiliated third-party, namely, Southridge Ethanol, Inc., a wholly-owned subsidiary of Southridge Enterprises, Inc. This sale could have increased construction costs. In order to protect and preserve our assets of the Company, Earth Ethanol notified Southridge of its interests. Southridge cancelled its planned purchase.
Earth settled with HPS during June 2007, whereby Earth received $4 million in cash and a non interest bearing note for $18 million. In addition, HPS signed an agreement not to compete valued at $5 million. The note is payable thru 2015. Earth has reported its non interest bearing note at its fair market value of $14,377,000. $2 million in principal is due within the next year,and is included in notes receivable from related parties current assets. The value assigned to the non-compete agreement was determined to be impaired and losses totaling $5,000,000 were recorded.
Cordele Industrial – Investment in a Cellonistic production facility located in Cordele ,Georgia. New investment in second quarter.
Dineh-bi-Keya - Cellonistic production facility located in Texas. New investment in second quarter.
DFI-Albemarle Bio-Refinery, Inc. Ethanol production facility located in Albemarle, North Carolina.
Other investments -During the second quarter Earth made advances towards projects related to cellonistic fuel. These advances totaled $60,000.
Notes receivable from related parties —
Notes receivable from related parties consists of notes related to investments bearing market rates from 4.85% to 6.25%, with collateral of underlying physical assets, and maturities in 2 to 6 years. Total notes receivable as of June 30, 2007 are as follows:

2007
Description	($ in 000’s)
Truckers Corner	$359
DFI	2,172
HPS	14,377
Apollo affiliates	8
AIRO	697

Total	17,613
Less current portion	(2,704)

Long term notes receivable from related parties	$14,909

Advances to related parties —
Earth made advances totaling $1,310,000 as of June 30, 2007 to our affiliates of the company. These affiliates include parties which provided legal services to us totaling $310,000, and advances to a subsidiary of our parent company Apollo Resources totaling $1,000,000. These monies were repaid subsequent to the quarter ended June 30, 2007.

Investment in related party –
Earth has an investment in Blue Wireless, a publicly traded telecommunication company, which also provides information technology support to Earth. We owned shares in Blue Wireless previously valued at $100,000. Due to the decline is the shares value, which has been deemed other than temporary, we wrote down our investment to $30,000, based on the most recent publicly quoted market price. In addition, Earth had previously advanced Blue Wireless $160,000, which has been deemed uncollectible and was written off to bad debt expense in the quarter ended June 30, 2007.
NOTE 6 — INTANGIBLE ASSETS
Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At June 30, 2007, Earth had recorded approximately $26,986,000 of goodwill related to its acquisition of its LNG businesses, and $3,981,280 related to the acquisition of Distribution Drive, reduced by $315,000 during the first quarter of 2007. In addition, other intangible assets consisted of a license costing approximately $2,200,000 for the sales of a brand name biodiesel product, which had an unamortized balance of $2,012,000 as of March 31, 2007.
Earth has determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive and the license for the brand name have been impaired. As such the carrying amounts of approximately $3,666,000 and $2,012,000 have been written down to zero and charged against earnings.

NOTE 7 — DEMAND NOTES —
Earth has several demand notes totaling $288,132 as of June 30, 2007. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.
NOTE 8 — LINE OF CREDIT
Our LNG subsidiary obtained a new $5 million revolving credit facility in March, 2007, and used the proceeds to repay a former line of credit. This facility is advanced at up to 85% of accounts receivable. Interest of prime plus 2% is payable monthly.
NOTE 9 — LONG TERM DEBT
On February 28, 2007, our LNG subsidiary borrowed $15 million under a term loan due in 3 years, with interest accruing at LIBOR plus 1% and payable monthly in advance. The loan is secured by the our LNG plant facility in Topock, Arizona. Warrant Purchase and Registration Right agreements allow the purchase of up to 13,549,816 common shares at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $202,560 for the three months ended June 30, 2007.
On March 23, 2007, Earth borrowed $9 million under a term loan due in 3 years with interest payable at LIBOR plus 1%. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements allow the purchase of up to 6,774,908 of common shares at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the three months ended June 30, 2007.
In June 2007, the lenders exchanged their rights to purchase the warrants in lieu of additional fees totaling $3 million. These fees are payable at maturity of the debt and are being accrued monthly. In accordance with EITF 96-19 — “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, Earth evaluated the present value of cash flows under the new terms of the debt instruments and determined the change to be less than 10%, and therefore, this change was not considered debt extinguishment. As such, a charge of $4,935,612 was made against the remaining discount on the original debt, and against additional paid in capital, as per this modification of terms. Total financing fee expense was $509,000 as of June 30, 2007.
In connection with these facilities interest reserves were escrowed totaling $1,053,000 for interest payments due the first twelve months.
Long-term debt was zero as of June 30, 2006, and consisted of the following (in thousands) as of June 30, 2007:

Term debt facilities	$24,000
Unamortized discounts	0

24,000
Less current installments	0

Long-term debt, less current installments	$24,000

The following table sets forth our future debt payment obligations as of March 31, 2007:

Debt Outstanding
at June 30, 2007
1 year or less	$0
2 years	0
3 years	24,000
4 years	0
5 years	0
Thereafter	0

Total future payments	$24,000

NOTE 10 — STOCKHOLDERS’ EQUITY
Warrants —
Warrants granted consisted of the following for the six months ended June 30, 2007.

	Remaining		2006
Description	Life	Exercise Price	Warrants
May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 – 9 years	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 – 9 years	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 – 9 years	$2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$2.50	1,515,000
July 21,2006 warrants issued for consulting fees	9-10 years	$.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$2.90	9,051,725
August 11, 2006 convertible debt, warrants issued to investors and placement agent	9-10 years	$2.90	189,655
January 19, 2007, promissory notes, warrants issued to note holders	9-10 years	$.01	375,000
February 28, 2007, long term debt, warrants issued to note holders	9-10 years	$.36	13,549,816
March 23, 2007, long term debt, warrants issued to note holders	9-10 years	$.30	6,774,908
The weighted average exercise price for all warrants outstanding as of June 30, 2007 was $.47 per share. During the three months ended June 30, 2007, 20,124,688 shares were forfeited and 125,000 shares were exercised.
All warrants have a five-year or ten year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 100%-400%, and (4) zero expected dividends.

A summary of our stock warrant activity and related information at June 30, 2007 is as follows:

	Number of Shares		Weighted Average
	Under Warrant	Exercise Price	Exercise Price
Warrants outstanding at December 31, 2006	17,990,940	$.25-3.84	$1.02
Issued	20,699,724	$.01-.36	$.25
Exercised	(250,000)	$.01	$(.01)
Forfeited	(20,324,724)	$.30-.36	$(.25)
Expired	—	—	—

Warrants outstanding and exercisable at June 30, 2007	18,115,940	$.01-$3.84	$1.01

In summary there were warrants for 18,115,940 shares of common stock, and conversion options for 18,482,760 shares outstanding both totaling 36,598,700 as of June 30, 2007. Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.
Share-based Compensation —
During the three months ended June 30, 2007, Earth issued 91,258 restricted shares, valued at approximately $16,836 of Earth’s common stock to employees for services rendered, and 191,659 restricted shares, valued at approximately $40,248, of Earth’s common stock for consulting services. In addition, 6,000,000 shares issued to a former board member were cancelled and not reissued, with an original value of $3,902,915.
There have been no stock options granted through June 30, 2007.
NOTE 11 — RELATED PARTY TRANSACTIONS
Advances
As of June 30, 2007, Earth owed the following related parties $4,537,000 as follows:

2007
Description	($ in 000’s)
Apollo International Resources, Inc.	$3,628
LNG affiliates	909

Total	$4,537

Apollo International Resources, Inc. is our majority stockholder of Earth, and LNG is our wholly owned subsidiary of Earth.

Amounts advanced from related parties were used to fund operations and investments of Earth. All related party payables are classified as current due to management’s intent to pay the amounts owed during the following fiscal year.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Registration Payments
In December 2006, we adopted EITF 00-19-2 “Accounting for Registration Payment Arrangements”, for the year ended December 31, 2006. In connection with our securities purchase agreements and the related registration agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%. As of June 30, 2006 these penalties total $6,652,500 and are being classified as accrued interest with a related charge to interest expense.
NOTE 13 — SEGMENT INFORMATION
We have two segments. Earth LNG, Inc. is managed separately, as this business has a distinct customer base and requires different strategic and marketing efforts with liquefied natural gas production, distribution and marketing operations. There are no inter-segment revenues or expenses.
Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)
Six months ended June 30, 2007
Revenue	$12,512	875	13,387
Income (Loss) from operations	$1,412	(111)	1,301
Interest Expense	$(1,401)	(28,273)	(29,674)
Net Loss for the six months ended June 30, 2007	$(1,890)	(58.320)	(60,210)
Property, plant and equipment, net	$10,974	16,843	27,817
Total Assets	$45,149	58,349	103,498
Current Liabilities	$506	65,931	66,437
Municipal customers represents approximately 58% of our LNG revenues in 2007 to date.

NOTE 14 — SUBSEQUENT EVENTS
Subsequent to June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July 24, 2006, filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation on us. A hearing was set for September 10, 2007. There are several outcomes that may occur pursuant to this hearing, any of which cannot be reasonably estimated at this time.
H.C. Wainwright & Co., Inc. (“HCW”) commenced arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing them as our placement agent for a limited time for the sale of our securities. They are seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs. An Award of Arbitration was granted in July 2007, in the absence of representation by Earth, and we were ordered to pay $5,656,000 with 9% interest calculated annually, attorney fees of $118,887.10, and an arbitration fee of $35,120. This matter was thought to be settled by actions taken previously by us. We are currently deciding whether to pursue additional legal action against HC Wainwright for fraud. In addition, Earth is appealing this award and losses, if any, cannot be reasonably estimated at this time.

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
Our primary sources of revenue for the three months ended June 30, 2007 are from the sale of biodiesel fuels and lng. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas. For our lng products the production facility is located in Topock, AZ, is just one mile east of the Arizona border with California. The plant has a maximum capacity of 86,000 gallons per day, and is currently running at approximately 96% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs. The plant’s natural gas feedstock supply is fed by an El Paso Natural Gas pipeline.
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
Continuing Losses. We have had net losses from operations each year since inception, and there can be no assurance that we will be profitable in the future. Our financial results depend upon many factors that impact our results of operations including sales prices of natural gas, soy oil and corn, the volume of sales of liquefied natural gas, biodiesel and ethanol, availability of and the level and success of production, development and distribution activities and financial resources to meet cash flow needs. Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of June 30, 2007, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.
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
Subsequent to the quarter ended June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July 24, 2006, filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation on the company. The Company has filed a request for a hearing on this issue and has submitted a business plan to the courts. A hearing was set for September 10, 2007. There are several outcomes that may occur pursuant to this hearing, any of which cannot be reasonably estimated at this time.
Results of Operations
Comparison of Six Months Ended June 30, 2007
To Six Months Ended June 30, 2006
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Six Months Ended
	June 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	90%	99%

Gross profit	10%	1%
Compensation	49%	66%
Other selling, general and administrative	51%	49%
Depreciation and amortization	16%	4%

Net loss from operations	(106)%	(118)%
Interest expense	222%	18%
Impairments	113%	0%
Net (loss)	(450)%	(138)%

Revenue. Total revenue for the six months ended June 30, 2007 decreased $4.2 million, or 24%, to approximately $13.3 million from approximately $17.6 million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel.

Cost of Sales. The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesal, petro fees, chemicals, and related costs of production.
Cost of sales for six months ended June 30, 2007 decreased $5.3 million, or 31%, to approximately $12.1 million from approximately $17.4 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel.
Compensation. Compensation for six months ended June 30, 2007 decreased approximately $5.1 million and related primarily to shares issued to consultants for employees and consulting services issued in 2006. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
Other Selling, General and Administrative Expenses. The types of expenses included in the selling, general and administrative expenses line item include salaries and benefits, office expenses, insurance, professional services, travel and other miscellaneous expenses.
Other selling, general and administrative expenses for six months ended June 30, 2007 decreased approximately $1.8million from approximately $8.6 million for the same period in 2006. The 2007 costs decrease consists of reductions in consulting, marketing, professional, administrative and travel expenses.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2007 increased to approximately $2.2 million from $754,000 for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.
Interest Expense. Interest expense related primarily to short term convertible debts and long term debts for the six months ended June 30, 2007was approximately $29.7 million from $3.1 million for the same period in 2006. Interest expense consisted primarily of interest fees, late charges and registration penalties related to defaults on agreements in late 2006 and 2007.
Comparison of Three Months Ended June 30, 2007
To Three Months Ended June 30, 2006
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended
	June 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	86%	87%

Gross profit	14%	13%
Compensation	21%	59%
Other selling, general and administrative	51%	67%
Depreciation and amortization	18%	6%

Net loss from operations	(77)%	(119)%
Interest expense	201%	34%
Impairments	220%	0%
Net (loss)	(514)%	(157)%

Revenue. Total revenue for the three months ended March 31, 2007 decreased $1.7 million, or 21%, to approximately $6.7 million from approximately $9 million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel.

Cost of Sales. Cost of sales for three months ended March 31, 2007 decreased $2 million, or 26%, to approximately $5.8 million from approximately $7.8 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel in 2007.
Compensation. Compensation for three months ended March 31, 2007 decreased approximately $3.9 million and related primarily to shares issued to consultants for employees and consulting services in 2006. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).
Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses for three months ended March 31, 2007 decreased approximately $2.5 million from approximately $5.9 million for the same period in 2006. The decrease consists of reductions in consulting, marketing, professional, administrative and travel expenses during 2007.
Depreciation and Amortization. Depreciation and amortization for three months ended March 31, 2007 increased to approximately $1,243,000 million from $521,000 for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.
Interest Expense. Interest expense related primarily to short term convertible debts and long term debts for three months ended March 31, 2007 was approximately $13.5 million from $3.1 million for the same period in 2006. Interest expense consisted primarily of interest fees and the amortization of debt discounts. Interest expense consisted primarily of interest fees, late charges and registration penalties related to defaults on agreements in late 2006 and 2007
Liquidity and Capital Resources
Overview. Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. In addition, as our production operations ramp up, we anticipate significant purchases of soy oil, corn and other inputs necessary for biodiesel and ethanol production. During the six months ended June, 30, 2007 our cash and cash equivalents increased by approximately $243,000 million from the same period in 2006, primarily as the result of obtaining new credit facilities in the first quarter of 2007.
Net cash used in operating activities was approximately $20.6 million for six months ended June 30, 2007 compared to net cash used in operating activities of approximately $13.8 million for the same period in 2006. The increase in net cash flow used in operating activities relates to increasing operating costs as we ramp-up our operations, including higher cost of good sold, other selling, general and administrative expenses and interest expense.
Net cash used in investing activities was approximately $2.71 million for six months ended June 30, 2007 compared to net cash used in investing activities of approximately $17.5 million for the same period in 2006. The decrease in net cash used in investing activities related to purchases of fixed assets of $3.5 million during 2006 for our Durant facility, and a decrease of $13.9 million related to investments and advances related to letters of intent and investments we have entered into to own and operate biodiesel and ethanol facilities.
Net cash provided by financing activities was $22.9 million for six months ended June 30, 2007 compared to net cash provided by financing activities of approximately $26.5 million for the same period in 2006. Cash flows provided by financing activities during six months ended June 30, 2007 relate primarily to new credit facilities totaling $30 million, less the repayment of prior debts of $8.7 million. In addition, $1.5 million relates to proceeds from the issuance of common stock.
We incurred net losses and negative cash flows from operations of approximately $60.2 million and $20.5 million, respectively, for the six months ended June 30, 2007. Of the net losses for the six months ended June 30, 2007 approximately $3.8 million relates to shares issued to employees and nonemployees for services rendered, and approximately $5.4 million relates to amortization of debt discounts. We had approximately $534,000 in cash and cash equivalents at June 30, 2007. Our working capital deficit at six months ended June 30, 2007 was approximately $53.1 million.
Current and Future Financing Needs —
Our limited operating history makes evaluating our business and prospects difficult. Our limited operating history and recent acquisitions make it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our revenue and income potential are unproven, and our business plan is constantly evolving. The market for alternative fuels is evolving and we may need to continue to modify our business plan to adapt to these changes. As a result, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.
Some of these risks relate to our potential inability to: effectively manage our business and operations; successfully maintain our low-cost structure as we expand the scale of our business; and manage rapid growth in personnel and operations.
We have a history of operating losses and we anticipate losses for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations. We incurred consolidated net losses from operations of approximately $8 million, before depreciation and non-cash share based compensation, for the six months ended June 30, 2007. We expect operating losses to continue for the foreseeable future as we incur expenditures for start up business operations and until the additional investors are obtained and construction of all plants are completed. With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.
For the year ended December 31, 2006, the report of our independent registered public accounting firm stated that our financial statements were prepared assuming that we would continue as a going concern. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate and increase profits, and obtain additional investors and necessary funding from outside sources.
We may have difficulty raising additional capital, which could deprive us of necessary resources to grow our business and achieve our business objectives and expansion strategy. We expect to continue to devote capital resources to fund our business plan. Our ability to raise additional fundings depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the prices of various commodities, particularly the prices of ethanol, soybean, corn, natural gas and unleaded gasoline. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. Given our current indebtedness, and limited liquidity and access to financial markets and required amounts of cash flow required to service our debt, we have increased our financial risks and have decreased the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner. Because our common stock is listed on the NASD OTC Bulletin Board, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations and expansion plans.

If we fail to remain current on our reporting requirements, we could be removed from the over-the-counter bulletin board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Companies trading on the over-the-counter bulletin board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the over-the-counter bulletin board.
There is significant volatility in our stock price. The trading price of our common stock on the over-the-counter bulletin board has been and continues to be subject to wide fluctuations. The market price of our common stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of our common stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market from time to time experiences significant price and volume fluctuations, which may be unrelated to the operating performance of particular companies. As a result of the foregoing, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of our common stock. In addition, the trading price of our common stock will continue to be volatile in response to factors including the following, many of which are beyond our control: variations in our operating results; announcements of technological innovations, new products or new services by us or our competitors; changes in expectations of our future financial performance, including financial estimates by securities analysts and investors; our failure to meet analysts’ expectations; changes in operating and stock price performance of other energy companies similar to us; fluctuations in oil and gas prices; conditions or trends in the oil and gas and alternative fuels industry; additions or departures of key personnel; and future sales of our common stock.
The loss of any of our key personnel would likely have an adverse effect on our business. Our future success depends, to a significant extent, on the continued services of our key personnel, including plant managers. Our loss of any of these key personnel most likely would have an adverse effect on our business. Competition for personnel throughout the industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel and plant managers, our business could be materially adversely affected.
We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights or increased costs. Our future success depends to a significant degree upon the protection of our proprietary technology. The misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.
Our expansion plans, including with respect to the sites in Texas, Oklahoma, Tennessee, Kentucky, Illinois and Mississippi, are subject to significant risks and uncertainties with respect to timing of completion, financing of construction costs and our ability to timely realize the benefits we anticipate of these additional sites. Accordingly, investors should not place undue reliance on our statements about our expansion plans or their feasibility in the timeframe anticipated or at all.
Our construction costs could increase to levels that would make construction of new facilities too expensive to complete or unprofitable. Our construction costs could materially exceed budgets, which may adversely affect our financial condition and our anticipated operating results. We believe that contractors, engineering firms, construction firms and equipment suppliers increasingly are receiving requests and orders from other biodiesel/ethanol companies and, therefore, we may not be able to secure their services or products on a timely basis or on acceptable financial or commercial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from commencing operations as expected at our facilities. Any new facility that we may complete may not operate as planned.
Our results of operations and financial condition will be significantly affected by the market price for biodiesel and the co-products from biodiesel production. Price and supply are subject to and determined by market forces over which we have no control. In 2005, approximately 75 million gallons of biodiesel were produced. In May 2006, the National Biodiesel Board estimated there were 65 active biodiesel plants producing an estimated 395 million gallons of biodiesel annually, with another 50 biodiesel plants under construction and 8 plants which are undergoing expansions. By the end of 2008, the National Biodiesel Board estimates there could be 714 million gallons of capacity. Biodiesel plants are operating or have been proposed in at least 39 states. In addition, investors should understand that we face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs. Cargill, Inc., a large supplier of soybean oil, is constructing a 37.5 million gallon biodiesel plant in Iowa Falls. Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., plans to construct a 50 million gallon biodiesel plant in North Dakota. These plants will be capable of producing significantly greater quantities of biodiesel than the amount we will produce. Furthermore, these plants may not face the same competition we do for feedstock as the companies that own them are suppliers of the feedstock. In light of such competition, there is no assurance that we will be able to compete effectively in the industry. We may generate less income as a result, which would decrease the value of your shares.
Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market our biodiesel, which could result in the loss of some or all of your investment.
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

Earth’s continued existence is dependent upon its ability to take advantage of acquisition opportunities, raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its biodiesel, LNG, and ethanol production and distribution operations. Earth has also continued to raise capital through a variety of private securities offerings of its common stock. The current investments and properties status along with capital needs are as follows:

		%	Investment		Note		Future	Future Cash	Sources of
Name	Industry	Ownership	Amount	Advances	Receivable	Total	Obligations	Requirement	Capital
	(As of June 30, 2007 $ in 000’s)
Investments:

Truckers	Retail center	50%	1,120	$4,530	$359	$6,009	Construction	Estimated $3m	Seeking new investors/lenders

Corner-costs Hillsboro, Texas		(Also partially owned by Willie Nelson)

SMS- San Antonio, TX	Biodiesal - Letter of Intent (LOI)		—	—	—	—	Currently in default; total investment impaired

Vertex Houston, Texas	Biodiesal-Letter of Intent *(1,600k shares issued valued At $4,320k or $2.70 per share)		—	—	—	—	Currently in litigation; total investment impaired

Biodiesel Investment	Biodiesal plant	10%	4,976	—	—	4,976	None	None	Subscription agreements with investors totaling Group-Illinois $39m on project

Moses Lake-Washington (Liquifaction LP)	Ethanol plant	80% (amended to ~15%)	—	—	—	—	Construction costs Subject to 5 day notice termination	$9.5m	Additional investors to contribute to total estimated project of $58m

HPS- New Orleans	Ethanol Plant-LOI		—	14,377	—	14,377	None	None	Litigation settled for $5m Non-compete and $22m Note Receivable

DFI-North Carolina	Ethanol plant-LOI		—	3,150	2,172	5,322	None	None	Additional investors to contribute to total project of $25m
(Note: All investments are recorded using the cost or equity method of accounting. There were no current operations on any investments, and thus there are no related equity investment entries to record profits and losses. All future sources of capital are to be from other investment groups unrelated to Earth. As a result at this time Earth is not required to put in any additional funding until other equity partners have been obtained. As other investors do come on board Earth will finalize letters of intent and record any liabilities as required by the agreements.)

Advances-Related Parties:

Blue Wireless	Technology	10% (Earth CEO is also on BOD of Blue)	30	—	—	30	None	Provider of IT services	Operations

Airo	Technology	0% (Note assigned From Blue Wireless)	—	—	697	69	7 None	None	Note receivable

Other Properties:

Grenada, Mississippi	Truck Stop	100%	—	—	—	—	None	None	Cash flow provided from retail operations

		%	Investment		Note		Future	Future Cash	Sources of
Name	Industry	Ownership	Amount	Advances	Receivable	Total	Obligations	Requirement	Capital
			(As of June 30, 2007 $ in 000’s)
Other Properties (continued):

Grenada, Mississippi	Office space	0% (owned by director of Earth)	—	—	—	—	Lease obligations	$568,006-(Lease payments)	Cash flow provided from retail operations

Meridian- Mississippi	Pilot Bio- Diesel Operations	100%	—	—	—	—	None	None	Pilot operations with fixed assets only- sold in 2007

Subsidiaries:

Durant Biofuels, Oklahoma	Biodiesal Plant	100% *(2,933k shares issued for acquisition valued at $7,157k, or $2.70 per share) (part of PP&E costs)	15,778	—	—	15,778	Note payable incurred for construction costs~$9m	Methanol Recovery System- Est cost $3.5m	Durant operations

Earth Biofuels Distribution Co.-Texas	Biodiesal	100% * (6,667k shares issued for acquisition of the company valued at $4,210k or .63 per share) (Goodwill of $3,981 on acquisition deemed impaired)	—	—	—	—	None-Royalty Contract payable to W. Nelson for $2 cents a gallon on all sales	Contract-w/ Motiva for biodiesal sales-contract cancelled in 2007	Motiva Sales

American Earth Fuels Co. LLC- Texas	Retail bio Stations	100%	—	—	—	—	Determined to disband operations for this subsidiary And to record add’l Losses of $46k.	None-had previously put down payment of $250k on gas stations written off 12/31/06	NA

Earth Biofuels Co. LLC-Texas	Biodiesal Technology	50%	—	—	—	—	None	None	Construction contracts To build biodiesal plants

Earth LNG Texas (including subsidiaries-Arizona LnG, LLC And Applied LNG Technologies USA, LLC) (LNG companies acquired from Parent Apollo Resources for 18,224k shares valued At $39.3million/parents basis)	Liquified Natural gas	100%	39,567	—	—	39,567	$15m Note payable- 3 yr term note	None	LNG operations

Earth Ethanol Inc.	Ethanol	100%	—	—	—	—	None	None	Created to hold Investment in HPS

The original business plans were to grow our ethanol and biodiesel production capacity significantly over the next several years. During the year ended 2006 the Company was in discussions relating to the proposed entry into three separate joint ventures for the following three sites listed in the table below:
Letters of Intent:

	New Orleans	Houston Facility-	North Carolina Facility-
	Facility-“HPS”	“Vertex”	“DFI”
Location	Plaquemines Parish,	Houston Shipping Channel,	Martin County, North
	Louisiana	Houston, Texas	Carolina
Ownership	50%	51%	51%
Anticipated closing month	August 2006	August 2006	August 2006
Purchase Price
Cash	$50,000,000 plus	$2,500,000	$25,000,000
assumption of debt
Shares of our Common Stock	5,829,005	1,500,000	5% of shares of common
stock of Earth Ethanol, Inc.
Months scheduled to be completed	12-14 months	1 month	Phase I: 12-14 months
Phase II: 6 months after
Phase I
Annual capacity (MMPGY)	60-80	10-20	Phase I: 55
Phase II: additional 50-55
Subsequent to the above letters of intent the following occurred during the remainder of 2006 and into 2007.
HPS-
On August 31, 2006, Earth entered into letters of intent with HPS Development, L.L.C. which contemplated a joint venture in which a newly created limited liability company will own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana, approximately nine miles southeast of New Orleans. As contemplated by the letters of intent, HPS Development was to acquire a 50% interest in the newly created limited liability company in exchange for contributing to the new operating company real property and improvements, including a currently idle ethanol distillery. Earth will acquire a 50% interest in the operating company for a purchase price consisting of cash in the amount of $50.0 million and the issuance of 5,829,005 shares of our common stock to HPS Development in addition to the assumption of a $40.0 million debt obligation to be incurred by the operating company in connection with the renovation of the facility. We anticipated the renovation of this facility will take 12 to 14 months, after which time we estimated the plant would have an ethanol production capacity of 60-80 MMGPY.
Earth had paid approximately $27 million towards the project when a breach of contract occurred (the funds were provided by the Securities Purchase Agreement dated July 24, 2006 totaling $52.5 million). No shares or warrants had been issued at this time, or subsequently related to the project. Earth filed a claim for breach of contract and default by SLE under the terms of the agreement. The Claim involved enforcement of certain rights under a contribution and purchase agreement regarding the construction and operation of the ethanol plant in Belle Chasse, Louisiana that we entered into with HPS/SLE wherein HPS/SLE agreed to contribute plant and property to a new company and we agreed to provide capital necessary to obtain a fifty percent ownership interest in Earth Ethanol and collectively, to help Earth Ethanol begin the construction and retrofitting work necessary to bring the plant online. One such issue in the Claim included Earth Ethanol’s learning that HPS, via SLE, attempted to sell a portion of the facilities’ equipment to an unaffiliated third-party, namely, Southridge Ethanol, Inc., a wholly-owned subsidiary of Southridge Enterprises, Inc. This sale could have increased construction costs. In order to protect and preserve the assets of the Company, Earth Ethanol notified Southridge of its interests. Southridge subsequently chose to not seek the acquisition of such equipment. In 2007, Earth entered into a settlement agreement with HPS during June 2007, whereby Earth received $4 million in cash and a non interest bearing note for $18 million. In addition, HPS signed an agreement not to compete valued at $5 million. The note is payable thru 2015.

Vertex-
Shares were issued to Vertex totaling 1.6 million shares valued at $4,320,000 at the date of issuance. No additional cash fundings were made and subsequently due to cash flow and market conditions production declined and the parties could not come to a final agreement. On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and fraud and subsequently a default judgment was entered in the amount of $5,070,640; thereafter a motion for new trial was granted. As a result of these actions the investment of $4,320,000 was written down to zero.
DFI-
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
In connection with the non-binding letter of intent, we have loaned an aggregate of $5.2 million to Albermarle Bio-Refinery, Inc. for the purposes of permitting, engineering and site improvements. In exchange for the loan, Albermarle Bio-Refinery, Inc. issued us two promissory notes, each of which bears interest at 4.85% and matures one year from the date of the note. Principal and accrued interest are due at maturity. Upon the closing of the transaction, the notes will automatically convert into equity of the new operating company and the purchase price payable by us will be reduced by the amount of any remaining principal and accrued and unpaid interest. Our rights and obligations set forth in the non-binding letter of intent are subject to the negotiation and execution of definitive documentation. We can make no assurances that the final terms of the transaction will conform to the terms of the letter of intent or that the parties will even enter into definitive documents.
Under the DFI letter of intent, Earth has funded a total of $5,322.000, which have been rolled into convertible notes. There have been no additional funds or shares issued, and the Company is currently in search of additional investors to the project in order to raise capital and finalize the agreement.
Additional investments entered into during the year ended 2006 were as follows:
Truckers Corner-
Earth has an investment which consists of a retail facility which was formerly called Willie’s Place at Carl’s Corner. It is currently under renovations and is expected to be open the summer of 2007. The truck stop complex will offer many amenities for truckers and travelers. The features will include two restaurants, a convenience store, gift shop, Willie Nelson memorabilia, the original 850-seat theater, media and gaming lounges, laundry facilities, private showers, and BioWillie ® brand biodiesel fuels.
Earth advanced cash and issued 125,000 shares of stock valued at $260,000 for the initial investment in this limited partnership. The cash and shares totaled approximately $1,120,000. Subsequent advances and notes receivable have been made toward the construction of the above noted facility. Earth is currently looking for additional investors in order to complete the project.

SMS-
On May 5, 2006, Earth signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc. The facility, located near San Antonio, Texas, currently supplied most of its production of biodiesel to us, and was in the process of expanding its production capacity. The facility’s current biodiesel production capacity is 6 MMGPY. Earth had a note receivable totaling approximately $788,000, and had made other advances totaling $22,000. Subsequently it has been noted that the property owner of the land being used by the plant filed bankruptcy. Due to lack of current operations, the investment has been deemed impaired and losses totaling $810,000 have been recorded.
Biodiesel Investment Group-
On September 21, 2006, Earth invested $5 million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name. Construction is still in the beginning stages, and estimates are that it will take a year to 18 months to complete. As of June 30, 2007 the Group is seeking additional equity investors.
Moses Lake, Washington
Effective December 20, 2006, Earth Ethanol, Inc. (the “Company), a Delaware corporation and a wholly-owned subsidiary of Earth Biofuels, Inc., entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation, a Washington corporation, Newco Liquafaction, Inc., a Washington corporation, and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company. Under the Agreement, the Company will acquire an eighty percent ownership of Earth-Washington, which will own an ethanol production facility located in Moses Lake, Washington. The facility, initially built to produce up to 6 million gallons per year, is being expanded to produce up to 36 million gallons per year by the fourth quarter of 2008. The Agreement contemplates incremental ethanol production beginning in June of 2007. Under terms of the Agreement, the Company will pay consideration of approximately 60% in common stock of Earth Biofuels and 40% cash. Initial cash payments totaling approximately $7.13 million were due over the next four months and all remaining cash and stock payments totaling approximately $43.3 million shall be paid as the plant reaches specified ethanol production milestones. Should the plant reach certain performance criteria in advance of planned production levels, then a bonus of approximately $7.6 million may be paid in restricted stock. The Agreement also contains customary provisions for transactions of this type, including provisions regarding construction phases, performance standards, representations and warranties, indemnifications, restrictive covenants, and confidentiality requirements
Initial cash payments of $7.13 million were actually due over the first four to five months of 2007 during the construction of the ethanol plant with an initial production capacity of 12 million gallons per year, which was estimated to be completed by August 16, 2007 with hopes of sooner completion dates. However, only the initial payments totaling $100,000 had been made as December 31, 2006, and were recorded as an investment. There were also additional progress payments of between $25,000 and $1.3 million each to be made under the original agreement, however, some of these payments were not made by the Company due to negative cash flows. On May 27, 2007 the other parties to the agreement filed a default notice. Subsequently, the agreement was amended, however, on June 20, 2007 the other parties filed another default notice. The Company has again renegotiated the agreement and has funded approximately $686k as of June 30, 2007. The other party to the agreement has the right to terminate this agreement with any 5 day notice, and is also required to provide certain assets to the company before payment is due. In addition, construction of the underlying plant has not commenced at this point in time. As such, even though the acquisition agreement provides for future cash payments, these are not probable liabilities of the company as defined by Statement of Financial Accounting Concepts No. 6. Con 6 states that liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets to other entities in the future as a result of past transactions or events. Based on the past transactions above this investment by Earth Biofuels was considered uncertain as of the year end December 31, 2006, and thus $7.3 million in liabilities was not deemed appropriate to accrue at the time. As of June 30, 2006, the Company is looking for other investors to either take Earth out of the investment or contribute to the investment before construction of the plant will begin. Due to the subsequent receipt of a new termination notice, this investment was deemed impaired and was written off to earnings.
Subsidiaries:
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
On May 4, 2006, we agreed with Dr. Miguel Dabdoub to form a technology company by the name of “Earth Biofuels Technology Company, LLC,” to be owned 50% by us and 50% by Dr. Dabdoub. In exchange for our 50% interest, we paid $225,000, and we issued 1,800,000 shares of our common stock valued at $4,410,000 to Dr. Dabdoub and Apollo Resources issued 100,000 shares of its common stock to Dr. Dabdoub. Based on Earth’s evaluation of the transactions the value of the Earth shares were expensed as consulting fees, in connection with the use of Dr. Dabdoub expertise. Dr. Dabdoub, an expert in the field of biodiesel production facility technologies, has contributed an exclusive license to the technology company to make use of his proprietary technologies, for use in North America. Accordingly, the purpose of the new entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties. Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. This company is to be funded from construction contracts obtained.
EBT will provide design and flow processes and then will act as a general contractor by hiring subcontractors from the surrounding areas to build the facilities. EBT will hire key personnel (such as plant manager, safety manager and chemists) at least two months prior to completion of construction, in order for such personnel to be properly trained and ready for plant operation and management. We will be highly dependent upon Dr. Miguel Dabdoub to design and assist with oversight of the construction of our plants. We expect that we will also be highly dependent upon Dr. Miguel Dabdoub’s experience and ability to train personnel in operating our plants. If the completed plants do not operate to the level anticipated by us in our business plan, such failure could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your shares.We will be highly dependent upon the technology provided by Dr. Miguel Dabdoub for use in our biodiesel plants. Failure of the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your shares. We will be highly dependant upon the technology supplied by EBT (which originated with Dr. Dabdoub) for our biodiesel plants. Failure of the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your shares. An assertion by a third party as to the rights to the technology could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and reduce the value of your shares.
The single barrier to market for most potential producers has been the cost associated with building a quality plant. While inexpensive compared to most energy projects, the cost of technology has still been relatively high, resulting in the elimination from the arena of many sound projects. Based on these observations, the mission of this company was formed. Earth Biofuels Technology will offer an advanced biodiesel plant to the market at a relatively low cost, utilizing the highest quality technology and equipment available on the market.
Earth LNG, Inc.- Topock, Arizona
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
Earth LNG’s primary customers in California are municipal fleets such as Port Yard Tractors, Orange County buses and garbage trucks, Orange County Transportation (city buses), as well as commercial vehicles like those belonging to United Parcel Service in the Los Angeles area, and overnight return-to-base, garbage-disposal fleets up and down the California coast. Special cryogenic tank trailers are used to transport ultra-cold liquefied natural gas from manufacture to small-scale storage for end users. Earth LNG owns several of these specialty trailers and through its relationship with the Jack B. Kelley trucking company, has access to the nation’s largest fleet of these trailers.
Jack B. Kelley was a previous shareholder in Apollo LNG and holds ~15% of the outstanding shares of Apollo Resources, (Earth’s parent corporation). Apollo LNG sold its shares in the lng business in November 2006 to Earth, along with Jack B. Kelley’s interests. Apollo received 9,422,111 millions shares of Earth Biofuels, and the Jack B. Kelley and related entities received 9,422,111 shares also. This transaction was accounted for as a pooling of interest on Earth’s books, whereby the same basis as was held by the prior shareholders carried over at book value of $39,300,000 to Earth Biofuels.
Additional monies from lenders were obtained during the first quarter of 2007, totaling $15 million, to provide working capital for Earth. The Earth LNG business is the guarantor and primary debtor on the underlying amount. The note is cross collateralized by the Durant plant as well. As part of the agreement, interest reserves for the first year were withheld from the proceeds. The note has accrued interest at the approximate rate of 15% for the first six months of the debt. The principle is due at maturity in three years.
This subsidiary is self sustaining from current operations, and continues to obtain new customers in the market, thereby increasing profit margins.
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
Revenue Recognition — The geographic location of our customer base is primarily in the Texas and California markets, although management intends to expand operations throughout the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. We record revenue from federal incentive programs related to the production of biodiesel when we have produced, sold, blended the biodiesel, and completed all the requirements of the applicable incentive program. These are accounted for on a gross basis.
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
Accounting for Derivatives — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In September 2000, the Emerging Issues Task Force issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.” As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at year end 2006.
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
Debtor’s Accounting for a Modification or Exchange of Debt Instruments — Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” requires an exchange of debt instruments with substantially different terms to be accounted for as debt extinguishment.
In November 2006, the Emerging Issues Task Force issued EITF Issue 98-19, “Accounting for a Modification or Exchange of Debt Instruments”, which states that an exchange or modification is considered substantial when the present value of cash flows under the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument, and should be accounted for in accordance with FAS 140. If the changes are not considered substantial then the new terms are deemed to be modifications and not debt extinguishments.
Off-Balance Sheet Arrangements
At June 30, 2007 Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.
Contractual obligations
Current Debt Obligations —
On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share (without any buyback options required by the Earth).

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
On January 19, 2007 Earth obtained proceeds totaling $750,000 from three separate individuals and companies. In connection with this debt Earth issued warrants for common stock totaling 375,000 shares, exercisable at $.01 per share for 10 years. The notes were repaid in March 2007. At the date of original issuance the warrants had a relative fair value of $750,000. Amortization on the debt discount totaled $750,000 for the six months ended June 30, 2007.
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
On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, In connection with these facilities interest reserves were escrowed totaling $1,053,000 for interest payments due the first twelve months.
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
Changes were made in our internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected our internal control over financial reporting. Based on their evaluation, as of June 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.
Extension of Compliance Date for Management’s Report on Internal Control Over Financial Reporting
Earth is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. On September 21, 2005, the Securities and Exchange Commission extended the compliance dates for non-accelerated filers concerning the provisions of Exchange Act Rule 13a-15(d) or 15d-15(d), whichever applies, requiring an evaluation of changes to internal control over financial reporting requirements with respect to Earth’s first periodic report due after the first annual report that must include management’s report on internal control over financial reporting. A company that is a non-accelerated filer must begin to comply with these requirements for its first fiscal year ending on or after December 15, 2007. In addition, the compliance period was extended to the amended portion of the introductory language in paragraph 4 of the certification required by Exchange Act Rules 13a-14(a) and 15d-14(a) that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting for Earth, as well as paragraph 4(b). The amended language must be provided in the first annual report required to contain management’s internal control report and in all periodic reports filed thereafter. The extended compliance dates also apply to the amendments of Exchange Act Rules 13a-15(a) and 15d-15(a) relating to the maintenance of internal control over financial reporting.
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
An Award of Arbitration was granted in July 2007, in the absence of representation by Earth. Earth was ordered to pay $5,656,000 with 9% interest calculated annually, attorney fees of $118,887.10, and an arbitration fee of $35,120. This matter was thought to be settled by actions taken previously by the Company. Earth is currently deciding whether to take legal action against HC Wainwright for fraud. In addition, Earth is appealing this award and losses, if any, cannot be reasonably estimated at this time.
On May 13, 2006, Earth Biofuels, Inc. (the “Company”) signed a Letter of Intent to acquire a 51% equity interest in Vertex Energy, LP, a company that owns a chemical processing facility adjacent to the Houston Ship Channel in Houston, TX. .On February 5, 2007 Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and fraud and subsequently a default judgment was entered in the amount of $5,070,640; thereafter a motion for new trial was granted. We believe these allegations are substantively without merit, are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. The company is in the process of filing a countersuit.

We have counterclaimed this action claiming fraud and fraudulent inducement. We have petitioned the court seeking declatory judgment and declaring the agreement and the Limited Partnership Agreement set aside, and all of the assets of Vertex Processing be awarded to Earth. In addition, the Company has petitioned the court to require Vertex and Gehrig to be responsible for the payment of the outstanding obligations, liabilities and indebtedness of Vertex due to their fraudulent conduct. Losses, if any, cannot be reasonably estimated at this time.
Two mechanics liens and breach of transportation agreement regarding freight bills were filed against the Durant property and LNG, respectively, in December, 2006. The mechanics liens were filed on December 18, 2006, for $1,704,259 by Lloyd Plyler Construction, and on December 21, 2006, for $104,889 by Simplex Grinnell, LP. These liens and freight bills have been released and resolved subsequent to year end.

These mechanic liens were paid off in 2007.
Effective December 20, 2006, Earth Ethanol entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation , a Washington corporation, Newco Liquafaction, Inc., a Washington corporation , and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company . Subsequent to year end Liquafaction Corporation has filed for termination of agreement due to prior default on funding requirements. Earth Ethanol is currently reinitiating this investment. Subsequent to year end Earth Ethanol and Liquafaction entered into an amended acquisition agreement. Under terms of the amended agreement, the Company will pay consideration of approximately 40% in common stock of Earth Biofuels and 60% cash. This project is also referred to as Moses Lake. As stated above in item number 3, the Company has again renegotiated the agreement and has funded approximately $686k as of June 30, 2007. The other party to the agreement has the right to terminate this agreement with any 5 day notice, and is also required to provide certain assets to the company before payment is due. In addition, construction of the underlying plant has not commenced at this point in time. As such, even though the acquisition agreement provides for future cash payments, these are not probable liabilities of the company as defined by Statement of Financial Accounting Concepts No. 6. Con 6 states that liabilities are probable future sacrifices of economic benefits arising from present obligations of a particular entity to transfer assets to other entities in the future as a result of past transactions or events. In addition, the statements note that the presence or absence of future economic benefit that can be obtained and controlled by the entity can often be discerned reliably only with hindsight. Based on the past transactions above this agreement, and or investment by Earth Biofuels was considered uncertain as of the year end December 31, 2006, and thus $7.3 million in liabilities, and other shares payable was not deemed appropriate to accrue at the time. As of June 30, 2006, the Company is looking for other investors to either take Earth out of the investment or contribute to the investment before construction of the plant will begin. There are no estimated losses to be incurred on this investment and default noted above.
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

Earth argues that only $400k of work and services was provided. This case is currently stayed until the involuntary Chapter 7 petition has been resolved.
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
As stated in our response for item number 4, on July 11, 2007, a petition for involuntary Chapter 7 bankruptcy was filed against Earth Biofuels, Inc. (the “Company”) by Castlerigg Master Investments Ltd., Radcliffe SPC Ltd., Portside Growth and Opportunity Fund, Cornell Capital Partners LP and Evolution Master Fund Ltd (collectively, the “Noteholders”). The Company intends to vigorously contest the involuntary bankruptcy filing and expects to prevail upon conclusion of a trial on the merits.
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

Quarter Ended	High	Low
June 30, 2007	$.20	$.18
March 31, 2007	.41	.39
December 31, 2006	1.29	.98
September 30, 2006	2.35	2.25
June 30, 2006	3.15	2.85
March 31, 2006	2.65	2.44
December 31, 2005	1.20	.35
September 30, 2005	.92	.24
Holders of Record
As of July 31, 2007, there were approximately 196 holders of record of Earth’s common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”
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
Description of Securities
Common Stock — As of June 30, 2007, Earth had 240,425,887, shares of its common stock issued and outstanding; 400,000,000 shares authorized. Common stock holders have full voting rights.
Preferred Stock — As of June 30, 2007, the there were no shares of its preferred stock issued or outstanding, and 15,000,000 shares are authorized.

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
Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the original securities purchase agreement dated July 24, 2006 and August 11, 2006. As such, penalties and interest totaling approximately have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge. Subsequent to year end Earth brought all coupon rate interest current totaling $1,574,222.
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
On January 19, 2007 Earth obtained proceeds totaling $750,000 from three separate individuals and companies. In connection with this debt Earth issued warrants for common stock totaling 375,000 shares, exercisable at

$.01 per share for 10 years. The notes were repaid in March 2007. At the date of original issuance the warrants had a relative fair value of $750,000. Amortization on the debt discount totaled $750,000 for the three months ended March 31, 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
None
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
Date: August 20, 2007
/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 20, 2007