Form 10-K/A
period 2006-12-31
EARTH BIOFUELS INC
filed 2007-11-20
CIK 1268471

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

[Missing Graphic Reference]

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

Our gross profit is derived from our total revenues less our cost of sales. Our cost of sales is affected by the price of our purchases of biodiesel and natural gas on the open market, which are also affected by supply and demand, and the cost of raw materials used in the production process, such as soy oil and natural gas. Aswe implement our facility construction and expansion strategy, we expect our cost of sales to be impacted by our cost of raw materials used in production.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, the Company and its independent auditors Malone & Bailey determined that there were control deficiencies that constituted material weaknesses, as described below.

     The Company in certain instances lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for share based transactions under Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” was appropriate. This material weakness contributed to the restatement of prior financial statements for the quarters ended June 30, 2006, and September 30, 2006.

In addition the Company did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process related to impairment on investments and accruals of registration penalties and interest expense. This material weakness contributed to the restatement of the financial statements as of December 31, 2006.

 Due to the previously reported material weaknesses, as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end closing process and the resulting restatements related to share based compensation and accounting adjustments, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis, and failure to establish the appropriate communication and coordination between relevant departments involved in complex financial transactions.

A material weakness in the period-end financial reporting process could result in the Corporation not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The corporation is in the process of developing and implementing remediation plans to address our material weaknesses.  Management has taken the following actions during the last quarter of 2006 and the first two quarters of 2007 to improve the internal controls over financial reporting.

1.  Reorganize and restructure the Accounting department by (a) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (b) hiring additional technical accounting personnel to address Earth’s complex accounting and financial reporting requirements, and (c) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training.

2.  Improve period-end closing procedures by (a) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (b) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (c) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (d) developing better monitoring controls.

In light of this, management has augmented the resources in Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the year ended December 31, 2006. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2006 fairly present in all material respects the financial condition and results of operations for the Corporation in conformity with accounting principles generally accepted in the United States of America.

                                                          36

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

There were no changes in our internal controls (except as noted above) that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
39
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

                                                                    41

Security Ownership of Management —

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Earth has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on November 20, 2007.

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

Signature	Capacity	Date

/s/ DENNIS G. MCLAUGHLIN, III Dennis G. McLaughlin, III	Chief Executive Officer and Chairman (Principal Executive Officer)	November 20, 2007

/s/ DARREN MILES Darren Miles	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 20, 2007

/s/ TOMMY JOHNSON Tommy Johnson	Director	November 20, 2007

/s/ BRUCE BLACKWELL Bruce Blackwell	Director	November 20, 2007

/s/ BILL LUCKETT Bill Luckett	Director	November 20, 2007

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

See accompanying notes to financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006 & 2005

	2006	2005
	(Restated)	(Restated)
	($ in 000’s, except
	per share amounts)

Revenue
Sales revenues	$39,737	$4,639
Energy production credits	1,808	117

Total revenues	41,545	4,756
Cost of sales	40,722	5,247

Gross profit (loss)	823	(491)

Operating Expenses
Compensation (including share based compensation of $11.3 million and $9.1 million, respectively)	12,296	9,153
Depreciation and amortization	2,208	81
Selling, general and administrative (including share based compensation of approximately $29 million and $43,000, respectively)	49,852	1,760

Total operating expenses	64,356	10,994

Loss from operations	(63,533)	(11,485)

Other income (expense)
Interest expense	(22,976)	(56)
Net gain on derivatives	22,405	—
Gain on contract	1,023	—
Loss on equity investments	(2,684)	—
Other income	101	(6)
Realized losses on marketable securities	(487)	—

Total other income (expense)	(2,618)	(62)

Loss before provision for income tax	(66,151)	(11,547)
Income tax expense	1,818	—

Net loss	(67,969)	(11,547)

Income (loss) per common share
Basic and diluted
Net loss	$(0.35)	$(0.08)
Weighted-average shares
Basic and diluted	193,087,894	147,383,165

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

EARTH BIOFUELS, INC.

Notes to Financial Statements
December 31, 2006

RESTATEMENT SUMMARY

         The financial statements have been restated to adjust the accounting for interest accruals and related interest expense. Earth Biofuels, Inc. (the “Company”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The financial statements are being restated to adjust accrued interest and registration penalties, as discussed further in note 2 below.

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)
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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)
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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)
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

EARTH BIOFUELS, INC.

Notes to Financial Statements — (Continued)

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