Form 10-Q/A
period 2007-03-31
EARTH BIOFUELS INC
filed 2007-11-20
CIK 1268471

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

EARTH BIOFUELS, INC.

FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Restated Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 (unaudited)	3
	Restated Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4
	Restated Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2007 (unaudited)	5
	Restated Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	6
	Notes to Restated Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Controls and Procedures	25

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		40
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

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

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RESTATEMENT SUMMARY

The financial statements for the quarters ended March 31, 2007 and June 30, 2007 have been restated to disclose the existence of related party transactions and off balance sheet arrangements. Earth Biofuels, Inc.(the “Company” or “Earth”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007 due to the existence of secured notes issued to Apollo Resources International, Inc. (“ARI”) (the parent), which were  guaranteed by its subsidiary Earth. The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February 12, 2007. The notes were collateralized by 18,214,936 shares of Earth owned by the parent-ARI. The secured notes matured  July 12, 2007, and the plan of repayment was to be from the production of oil and natural gas from assets owned by ARI, and/or the underlying collateral.

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

                                                                11

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

NOTE 11 — RELATED PARTY TRANSACTIONS

The financial statements for the quarters ended March 31, 2007 and June 30, 2007 have been restated to disclose the existence of related party transactions and off balance sheet arrangements. Earth Biofuels, Inc.(the “Company” or “Earth”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007 due to the existence of secured notes issued to Apollo Resources International, Inc. (“ARI”) (the parent), which were  guaranteed by its subsidiary Earth. The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February 12, 2007. The notes were collateralized by 18,214,936 shares of Earth owned by the parent-ARI. The secured notes matured  July 12, 2007, and the plan of repayment was to be from the production of oil and natural gas from assets owned by ARI, and/or the underlying collateral.

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

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Off-Balance Sheet Arrangements

The financial statements for the quarters ended March 31, 2007 and June 30, 2007 have been restated to disclose the existence of related party transactions and off balance sheet arrangements. Earth Biofuels, Inc.(the “Company” or “Earth”) determined that it will be necessary to restate its previously-issued financial statements contained in it’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007 due to the existence of secured notes issued to Apollo Resources International, Inc. (“ARI”) (the parent), which were  guaranteed by its subsidiary Earth. The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February 12, 2007. The notes were collateralized by 18,214,936 shares of Earth owned by the parent-ARI. The secured notes matured  July 12, 2007, and the plan of repayment was to be from the production of oil and natural gas from assets owned by ARI, and/or the underlying collateral.

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

Earth’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline. Factors that could cause quarterly fluctuations include:

•	the ability to quickly bring new production capacity on stream;

•	the fluctuating prices of feedstock and natural gas;

•	the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases;

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

                                                                23

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

Date: November 20, 2007

/s/  Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 20, 2007