Form 10-Q/A
period 2007-06-30
EARTH BIOFUELS INC
filed 2007-11-20
CIK 1268471

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

EARTH BIOFUELS, INC.
FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (unaudited)	3
	Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the Six Month period ended June 30, 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2006 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Controls and Procedures	39

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Equity Securities and Use of Proceeds	42
Item 3.	Defaults upon Senior Securities	50
Item 4.	Submission of Matters to a Vote of Security Holders	50
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		56
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)

	June 30,	December 31,
	2007	2006
Current Assets	(Restated)	(Restated)
Cash and cash equivalents	$534	$291
Investments in equity securities	47	285
Trade accounts receivable, net of allowances totaling $0 and $109	3,287	3,019
Inventory, finished goods	737	785
Prepaid expenses and other current assets	3,863	1,471
Advances to related parties	1,310
Notes receivable from related parties	2,704	857

Total Current Assets	12,482	6,708
Property, Plant and equipment, net of accumulated depreciation of $9,416 and $7,854	27,817	27,015
Investments and advances	13,836	40,860
Investment — related party	30	100
Notes receivable from related parties	14,909	5,824
Deferred financing fees	2,393	2,445

Goodwill, net of impairment of $10,623 and $315 in 2007 and 2006, respectively	26,986	30,032
Prepaid and other long term assets	373	747

Total Assets	$98,826	$113,731

Current Liabilities

Accounts payable	$7,914	$8,064
Accrued interest payable	25,687	11,944
Payables to related parties	4,537	6,826
Demand Notes	288	250
Line of Credit	1,574	5,679
Short term convertible promissory notes, net of discount of $34,220 and $39,633	19,380	13,967
Income taxes payable	1,818	1,818

Total Current Liabilities	61,198	48,548
Long term debt	24,000	—

Total liabilities	85,198	48,548

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 240,425,887 and 233,047,225 shares issued and outstanding	240	233
Additional paid-in capital	152,603	145,555
Other comprehensive income	—	(570)
Treasury stock at cost (279,200 shares)	—	(463)
Accumulated deficit	(139,215)	(79,572)

Total Stockholders’ Equity	13,628	65,183

Total Liabilities and Stockholders’ Equity	$98,826	$113,731

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
Sales revenue	$6,742	$9,006	$13,387	$17,623
Cost of sales	5,794	7,849	12,086	17,403

Gross profit	948	1,157	1,301	220

Compensation	1,407	5,348	6,521	11,652
Other selling, general and administrative	3,462	5,995	6,818	8,590
Depreciation and amortization	1,243	521	2,195	754

Net loss from operations	(5,164)	(10,707)	(14,233)	(20,776)

Other income (expense)
Interest income	208	9	205	33
Loss on sale of fixed assets	—	—	(121)	—
Interest expense	(8,312)	(3,065)	(24,435)	(3,140)
Loss on equity investments	(8,864)	—	(8,864)	—
Impairment losses	(10,623)	—	(10,938)	—
Loss on marketable securities	(852)	—	(852)	—
Loss on Derivatives	—	(401)	—	(401)
Other expenses	(508)	23	(405)	43

Total other income (expense)	(28,951)	(3,434)	(45,410)	(3,465)

Net loss	$(34,115)	$(14,141)	$(59,643)	$(24,241)

Net loss per common share

Basic and diluted net loss	$(0.17)	$(0.07)	$(0.29)	$(0.12)

Weighted average shares	204,160	196,649	204,160	196,649
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Period Ended June 30, 2007
(Unaudited)

	Common		Additional	Other
	Stock	Common	Paid	Comprehensive	Treasury	Accumulated
	Shares	Stock at Par	in Capital	Income (Loss)	Stock	Deficit	Totals
Balance 12/31/06 (restated)	233,047	$233	$145,555	$(570)	$(463)	$(79,572)	$65,183
Shares issued for cash	3,068	3	1,522	—	—	—	1,525
Shares issued for services	6,281	6	3,874		—	—	3,880
Shares issued for exercise of warrants	250	1	—	—	—	—	1
Shares issued for related party payables	1,000	1	510	—	—	—	511
Unrealized loss on marketable securities	—	—	—	(127)	—	—	(127)

Realized losses	—	—	—	697	—	—	697

Treasury Stock	279	—	—	—	463	—	463

Shares issued to escrow	2,500	2	—	—	—	—	2
Forfeiture of shares	(6,000)	(6)	—	—	—	—	(6)
Net Changes in discounts on convertible debt and long term debt issued with warrants	—	—	1,142	—	—	—	1,142
Net loss	—	—	—	—	—	(59,643)	(59,643)

Balance June 30, 2007	240,426	$240	$152,603	$—	$	$(139,215)	$13,628

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(59,643)	$(24,239)
Loss on sales of fixed assets	121	—
Losses on marketable securities	697	—
Depreciation	1,635	772
Amortization of debt issuance costs	561	—
Impairment of investments	8,864	—
Goodwill impairment	10,938	—
Loss on derivatives	—	401
Share-based compensation expense	3,875	10,063
Debt discount amortization	5,410	2,550
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	(268)	(2,435)
Notes receivable	—	(100)
Inventory	45	(6)
Prepaid expenses & other current assets	(3,224)	970
Advances to related parties	(1,310)	(2,343)
Notes receivable from related party	(1,847)	476
Increase (decrease) in:
Accounts payable and accrued expenses	(149)	91
Accrued interest payable	13,746	—

Net cash provided by (used in) operating activities	(20,555)	(13,800)

Cash Flows From Investing Activities:
Cash paid for investment	(91)	(1,175)
Advances on payments to related parties	(1,779)	—
Cash paid for advances on investments	—	(12,695)
Repayments from investments and advances	2,355	—
Cash paid for purchases of fixed assets	(2,558)	(3,480)

Net cash used in investing activities	(2,073)	(17,350)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,534	6,743
Proceeds from long term debt and line of credit	30,036	20,750
Repayments of long term debt and line of credit	(8,653)	—
Proceeds from sale of treasury stock	463	—
Cash paid for debt issuance cost	(509)	(975)

Net cash provided by financing activities	22,871	26,518

Net increase (decrease) in cash	243	(4,632)

Cash and cash equivalents
Beginning of period	291	5,070

End of period	$534	$437

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	2,904	339
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

Accrued interest receivable totaling approximately $4,672,000 had been recorded as of June 30, 2007, in the exchange of an investment for a note receivable.  Upon further review it has been determined that this receivable should not have been reported. As such it will be necessary to restate previously-issued financial statements contained in the Quarterly Reports on Form 10-QSB for the quarter ended June 30, 2007.  This impairment will be classified as additional losses on investments.

In addition, it was subsequently noted that a nonroutine estimate had been erroneously calculated as of the three month period ended June 30, 2007.  This resulted in the overstatement of accrued interest payable and related interest expense totaling approximately $5,239,000.

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
Earth settled with HPS during June 2007, whereby Earth received $4 million in cash and a non interest bearing note for $18 million. In addition, HPS signed an agreement not to compete valued at $5 million. The note is payable thru 2015. Earth has reported its non interest bearing note at its fair market value of $14,377,000. $2 million in principal is due within the next year, and is included in notes receivable from related parties current assets. The value assigned to the non-compete agreement was determined to be impaired and losses totaling $5,000,000 were recorded.  Also, additional losses were recorded for $4,672,000.
Cordele Industrial – Investment in a Cellulosic production facility located in Cordele ,Georgia. New investment in second quarter.
Dineh-bi-Keya - Cellulosic production facility located in Texas. New investment in second quarter.
DFI-Albemarle Bio-Refinery, Inc. Ethanol production facility located in Albemarle, North Carolina.
Other investments -During the second quarter Earth made advances towards projects related to cellulosic fuel. These advances totaled $60,000.
Notes receivable from related parties—
Notes receivable from related parties consists of notes related to investments bearing market rates from 4.85% to 6.25%, with collateral of underlying physical assets, and maturities in 2 to 6 years. Total notes receivable as of June 30, 2007 are as follows:

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
Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)
Six months ended June 30, 2007
Revenue	$12,512	875	13,387
Income (Loss) from operations	$1,412	(111)	1,301
Interest Expense	$(1,401)	(23,034)	(24,435)
Net Loss for the six months ended June 30, 2007	$(1,890)	(57,753)	(59,643)
Property, plant and equipment, net	$10,974	16,843	27,817
Total Assets	$45,149	98,320	98,826
Current Liabilities	$506	60,692	61,198
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

	Six Months Ended
	June 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	90%	99%

Gross profit	10%	1%
Compensation	49%	66%
Other selling, general and administrative	51%	49%
Depreciation and amortization	16%	4%

Net loss from operations	(106)%	(118)%
Interest expense	183%	18%
Impairments	66%	0%
Net (loss)	(450)%	(138)%

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
Interest Expense. Interest expense related primarily to short term convertible debts and long term debts for the six months ended June 30, 2007was approximately $24.4 million from $3.1 million for the same period in 2006. Interest expense consisted primarily of interest fees, late charges and registration penalties related to defaults on agreements in late 2006 and 2007.
Comparison of Three Months Ended June 30, 2007
To Three Months Ended June 30, 2006
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended
	June 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	86%	87%

Gross profit	14%	13%
Compensation	21%	59%
Other selling, general and administrative	51%	67%
Depreciation and amortization	18%	6%

Net loss from operations	(77)%	(119)%
Interest expense	123%	34%
Impairments	131%	0%
Net (loss)	(514)%	(157)%

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
Interest Expense. Interest expense related primarily to short term convertible debts and long term debts for three months ended March 31, 2007 was approximately $8.3 million from $3.1 million for the same period in 2006. Interest expense consisted primarily of interest fees and the amortization of debt discounts. Interest expense consisted primarily of interest fees, late charges and registration penalties related to defaults on agreements in late 2006 and 2007
Liquidity and Capital Resources
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
Debtor’s Accounting for a Modification or Exchange of Debt Instruments— Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” requires an exchange of debt instruments with substantially different terms to be accounted for as debt extinguishment.
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