Form 10-Q
period 2007-09-30
EARTH BIOFUELS INC
filed 2007-11-20
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007
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

As of November 20, 2007, there were 250,720,619 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

EARTH BIOFUELS, INC.

FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)
	September 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$ 63	$ 291
Investments in equity securities	35	285
Trade accounts receivable, net of allowances totaling $30 and $109	2,071	3,019
Inventory, finished goods	667	785
Prepaid expenses and other current assets	2,546	1,471
Notes receivable from related parties	2,000	857
Total Current Assets	7,382	6,708

Property, Plant and equipment, net of accumulated depreciation of $10,068 and $7,854	26,824	27,015
Investments and advances	11,641	40,860
Investment — related party	30	100
Notes receivable from related parties	11,709	5,824
Deferred financing fees	2,154	2,445
Goodwill and intangibles, net of impairment of $10,938 and $0 in 2007 and 2006, respectively	27,177	30,032
Prepaid and other long term assets	275	747
Total Assets	$ 87,192	$ 113,731
Current Liabilities
Accounts payable	$ 9,416	$ 8,064
Accrued interest payable	48,151	11,944
Payables to related parties	555	6,826
Demand Notes	390	250
Line of Credit	1,274	5,679
Short term convertible promissory notes, net of discount of $31,530 and $39,633	22,070	13,967
Term debt facilities	24,000	—
Income taxes payable	1,818	1,818
Total Current Liabilities and Total Liabilities	107,674	48,548

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 252,698,785 and 233,047,225 shares issued and outstanding	252	233

Additional paid-in capital	153,930	145,555
Other comprehensive income	—	(570)
Treasury stock at cost (279,200 shares)	—	(463)
Accumulated deficit	(174,664)	(79,572)
Total Stockholders’ Equity	(20,482)	65,183
Total Liabilities and Stockholders’ Equity	$ 87,192	$ 113,731
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales revenue	$ 6,524	$ 16,601	$ 19,911	$ 34,224
Cost of sales (exclusive of items shown separately below)	4,622	16,104	16,708	33,507
Gross profit	1,902	497	3,203	717

Compensation ,(including share based compensation)	984	26,297	7,505	39,406
Other selling, general and administrative	1,877	5,873	8,695	13,005
Depreciation and amortization	784	638	2,979	1,391
Loss on sale of fixed assets	13	—	134	—
Impairment losses	—	—	10,938	—
Net loss from operations	(1,756)	(32,311)	(27,048)	(53,085)

Other income (expense)
Interest income	405	33	610	171
Interest expense	(27,273)	(6,851)	(51,708)	(9,982)
Loss on equity investments	(6,615)	—	(15,479)	—
Gain/Loss on Derivatives	—	22,805	—	22,404
Realized losses on trading securities		(402)		(402)
Other income (expenses)	10	1,042	(396)	970
Total other income (expense)	(33,473)	16,627	(66,973)	13,161
Net loss	(35,229)	(15,684)	(94,021)	(39,924)
Other Comprehensive expense
Realized losses on available for sale securities	(220)	—	(1,071)	—
Total Comprehensive loss	$ (35,449)	$ (15,684)	$ (95,092)	$ (39,924)

Net loss per common share

Basic and diluted net loss	$ (0.14)	$ (0.09)	$ (0.38)	$ (0.22)

Weighted average shares	252,699	183,701	252,699	183,701
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Period Ended September 30, 2007
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Totals

Balance 12/31/06 (restated)	233,047	$ 233	$ 145,555	$ (570)	$ (463)	$ (79,572)	$ 65,183
Shares issued for cash	7,872	8	1,522	—	—	—	1,530
Shares issued for services	6,532	6	3,909	—	—	—	3,915
Shares issued for exercise of warrants	250	1	—	—	—	—	1
Shares issued for related party payables	8,219	8	1,802	—	—	—	1,810
Unrealized loss on marketable securities	—	—	—	(127)	—	—	(127)
Realized losses	—	—	—	697	—	—	697
Treasury Stock	279	—	—	—	463	—	463
Shares issued to escrow	2,500	2	—	—	—	—	2
Forfeiture of shares	(6,000)	(6)	—	—	—	—	(6)
Net Changes in discounts on convertible debt and long term debt issued with warrants	—	—	1,142	—	—	—	1,142
Net loss	—	—	—	—	—	(95,092)	(95,092)
Balance September 30, 2007	252,699	$ 252	$ 153,930	$ —	$ —	$ (174,664)	$ (20,482)

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:		(Restated)
Total Comprehensive loss	$ (95,092)	$ (39,924)
Loss on sales of fixed assets	121	—
Losses on equity securities	1,071	402
Depreciation	2,232	1,391
Amortization of debt issuance costs	788	173
Impairment of investments	15,479	—
Goodwill impairment	10,938	—
Gain on derivatives	—	(22,404)
Share-based compensation expense	3,915	36,631
Debt discount amortization	8,199	6,500
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	948	(3,490)
Inventory	118	(102)
Prepaid expenses & other current assets	(1,908)	(2074)
Related party advances	—	6,009
Notes receivable, current	—	(3,764)
Other Assets	—	(118)
Increase (decrease) in:
Accounts payable and accrued expenses	1,352	1,482
Accrued interest payable	36,206	—
Other liabilities	(1)	571
Net cash provided by (used in) operating activities	(15,634)	(18,717)

Cash Flows From Investing Activities:
Cash paid for investments	(252)	(1,354)
Repayments to related parties	(2,147)	—
Cash paid for advances on investments	(5,346)	(25,945)
Repayments from investments and advances	3,250	—
Cash paid for purchases of fixed assets	(2,237)	(6,813)
Net cash used in investing activities	(6,732)	(34,112)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,530	1,074
Proceeds from term debt facilities and line of credit	30,036	74,900
Repayments of long term debt and line of credit	(9,405)	(24,584)
Proceeds from sale of treasury stock	463	—
Cash paid for debt issuance cost	(486)	(3,452)
Net cash provided by financing activities	22,138	47,938

Net increase (decrease) in cash	(228)	(4,891)

Cash and cash equivalents
Beginning of period	291	5,070
End of period	$ 63	$ 179

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$ —	$ —
Cash paid for interest	$ 6,183	$ 1,171
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

Tax Credits  — Earth files federal excise tax returns each quarter, claiming refundable biodiesel mixture tax credits. There were no credits for the nine months and three months ended September 30 2007, respectively.  There were no refundable tax credits received as of September 30, 2007.  These credits are accounted for on a gross basis and included as part of sales revenues when earned.

Marketable Securities — In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At September 30, 2007 the market value of investments in equity securities was approximately $36,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $1,071,000 is included in earnings as of September 30, 2007.

NOTE 2 — GOING CONCERN

Earth has incurred significant losses from operations and as of September 30, 2007, has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2007 the Company received net proceeds of $30 million from the issuance of credit facilities. We used the net proceeds in concert with other funds, to continue to execute our business plan and to finance the working capital needs of its Bio-diesel and LNG operations.

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

On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

NOTE 3 — RESTATEMENTS

Earth entered into a share exchange agreement with the shareholders of Apollo LNG, (the LNG Business on November 22, 2006. Under the Agreement, Earth acquired from the shareholders all of the issued and outstanding shares of the LNG Business (the “LNG Shares”). Earth agreed to issue 18,844,222 shares of its common stock as consideration for the LNG Shares. The LNG Business had been previously acquired by Apollo on December 7, 2005.

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

NOTE 4 — INVESTMENTS, ADVANCES AND NOTES RECEIVABLE FROM RELATED PARTIES

Amounts representing the Company’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”. There were minimal related operations during the three months ended September 30, 2007 and as such the Company’s share of the net income of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.
Investments and advances consist of the following entities and amounts as of and for the three and nine month periods ended September 30, 2007:

Description	Method of Accounting	Investment ($ in 000’s)	Advances ($ in 000’s)	Total ($ in 000’s)
Investments
Truckers Corner	Equity	$ 1,120	$ 5,256	$ 6,376
American Earth	Equity	—	—	—
Letters of Intent
Systems Management Solutions, Inc.	Cost	—	—	—
Vertex Processing, LP	Cost	—	—	—
Biodiesel Investment Group and Bunge North America	Cost	4,976	—	4,976
Earth Ethanol and Liquafaction Corporation	Cost	—	—	—
Earth Ethanol and HPS Development, L.L.C.	Cost	—	—	—
Cordele Industrial	Cost	—	10	10
Dineh-bi-Keya	Cost	—	279	279
DFI-Albemarle Bio-Refinery, Inc.,	Cost	—	—	—
Total		$ 6,096	$ 5,545	$ 11,641

 Investments

Truckers Corner - 50% interest in retail facility located in Hillsboro, TX for Bio-diesel distribution. Increased investment ownership  to 50% during the second quarter of 2007 with additional advances of $726,000 during the three months ended September 30, 2007. This project is currently 86% complete.

American Earth Fuels Company — 51% interest (proposed) in this start up entity located in Dallas, TX created to pursue acquisitions of retail sites for Bio-diesel distribution. During 2006, the Company put down on deposit $250,000 related to a potential contract to purchase certain retail locations in Texas. In addition, advances totaling $77k had been made. Subsequent to year-end, this deposit was forfeited and the advances were written off due to the business decision to disband operations related to the retail locations. During 2007 the company was dissolved.

Advances on Letters of Intent

Systems Management Solutions, Inc. (“SMS”) Advance on letter of intent for this bio-diesel production facility in San Antonio, TX - Investment deemed impaired for $22k plus  note receivable $788,000. Earth is pursuing its security interests underlying the investment.

Vertex Processing, LP Bio-diesel production facility in Houston, TX - On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of our common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. In addition advances of $658,000 had been made.

On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Due to the lack of continuing operations at this location the investment amount is deemed impaired. The company has recorded losses of $2,435,000 during the first quarter 2007, $2,543,000 during the second quarter 2007, resulting in total estimated impairments of $4,978,000.

Biodiesel Investment Group and Bunge North America -10% investment in 30 million gallon per year Bio-diesel production facility located in Danville, Illinois – currently under construction. There were no additional investments or advances related to this investment during the three months ended September 30, 2007, nor are any future obligations required under this investment.

Earth Ethanol and Liquafaction Corporation , Ethanol production facility in Moses Lake, Washington - Amended agreement with 5 day termination notice by third party-additional advances of $86,000 - all deemed impaired due to  termination notice $750,000.

Earth Ethanol and HPS Development, L.L.C.  Ethanol production facility Plaquemines Parish, Louisiana - Litigation settled, whereby Earth received $4 million in cash, an $18 million note receivable and a non-compete agreement in settlement.
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

Earth entered into a settlement agreement with HPS during June 2007, whereby Earth received $4 million in cash and a non interest bearing note for $18 million.  In addition, HPS signed an agreement not to compete valued at $5 million.  The note is payable thru 2015.  The Company has reported the non interest bearing note at fair market value totaling $13,584,874 as of September 30, 2007.  Principal of $2 million is due within the next year, and is included in notes receivable from related parties current assets. The value assigned to the non-compete agreement was determined to be impaired and losses totaling $5,000,000 were recorded. In addition, approximately $4.7 million was recorded as additional losses on this investment in the second quarter of 2007.

Cordele Industrial – Investment in a Cellulosic production facility located in Cordele, Georgia.  New investment in second quarter.

Dineh-bi-Keya - Cellulosic production facility located in Texas.  New investment in second quarter.

DFI-Albemarle Bio-Refinery, Inc.  Ethanol production facility located in Albemarle, North Carolina. This investment was converted to promissory notes and subsequently deemed impaired due to lack of activity. The investment totaling $5,462,416 was written off during the three months ended September 30, 2007.

 Notes receivable from related parties —

Notes receivable from related parties consists of notes related to investments bearing market rates from 4.85% to 6.25%, with collateral of underlying physical assets, and maturities in 2 to 5 years.. Total notes receivable as of Sept 30, 2007 are as follows:

Description	2007
($ in 000’s)

HPS	$13,585
Other related parties	124

Total	13,709
Less current portion	(2,000)

Long term notes receivable from related parties	$11,709

 Investment in related party –
Earth has an investment in Blue Wireless, a publicly traded telecommunication company, which also provides information technology support to the Company. The company owned shares in the company previously valued at $100,000.  Due to the decline is the shares value, which has been deemed other than temporary, the Company has written down the investment to $30,000, based on the most recent publicly quoted market price.  In addition, Earth had previously advanced the company $160,000, which has been deemed uncollectible and was written off to bad debt expense during the second quarter of 2007.
The

NOTE 6 — INTANGIBLE ASSETS

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At September 30, 2007, Earth had recorded approximately $27,177,000 of goodwill related to its acquisition of its LNG businesses, and $3,981,280 related to the acquisition of Distribution Drive, reduced by $315,000 during the first quarter of 2007. In addition, other intangible assets consisted of a license costing approximately $2.2 million for the sales of a brand name biodiesel product, which had an unamortized balance of $2,012,000 as of March 31, 2007.

Earth has determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive and the license for the brand name have been impaired. As such the carrying amounts of approximately $3,666,000 and $2,012,000 have been written down to zero and charged against earnings. In addition, a non-compete agreement had been obtained as a result of the settlement with the HPS investment above.  This intangible was also deemed to be impaired and $5,000,000 was charged against earnings during the quarter ended June 30, 2007.

NOTE 7-ACCRUED INTEREST AND SHORT TERM CONVERTIBLE PROMISSORY NOTES

Convertible debt consists of the following as of September 30, 2007:

2007

8% convertible promissory notes, due August 31, 2007	$53,600
Discount on convertible promissory notes	(31,530)

Current portion of convertible promissory notes	$22,070

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725 shares of common stock to the investors and five-year warrants to purchase 1,357,759 shares of common stock to Earth’s placement agent, at $2.90 per share.
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

Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the original securities purchase agreement dated July 24, 2006 and August 11, 2006. As such, penalties and interest totaling approximately have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge. Additionally there is a redemption penalty of 20% due upon settlement of the notes.
Subsequent to year end 2006 Earth brought all coupon rate interest current through the end of March 31, 2007.

Subsequent to the second quarter of 2007, certain of the note holders above, filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against the company.  On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued penalties were approximately $48,151,000 as of September 30, 2007.

Accrued unpaid penalties and interest  related to the above judgment is as follows:

Accrued interest payable on convertible debts	2007

Interest	$9,148
Late charges	15,120
Redemption fee	10,500
Registration penalites	13,383

Total interest expense	$48,151

NOTE 8 — DEMAND NOTES —

Earth has several demand notes totaling $390,362 as of September 30, 2007. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

NOTE 9 — LINE OF CREDIT

The LNG subsidiary obtained a new revolving credit as of March 31, 2007, and used the proceeds to repay a former line of credit. Earth obtained a $5 million revolving credit facility which is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly.

NOTE 10 — TERM DEBT FACILITIES

On February 28, 2007, our LNG subsidiary obtained several credit facilities totaling $15 million. The $15 million term loan is due and payable in 3 years, with interest accruing at LIBOR plus 1,000 basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $202,560 for the three months ended September 30, 2007.

On March 23, 2007, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. The loan is secured by the Durant plant facility in Durant, Oklahoma. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the three months ended September 30, 2007. In June 2007 the lenders exchanged their rights to purchase the warrants in lieu of additional fees totaling $3,000,000.  These financing fees are payable at maturity of the debt and are being accrued monthly.  Total financing fee expense was $509,000 as of September 30, 2007.

In connection with these facilities interest reserves were escrowed totaling $1,053,000 for interest payments due the first twelve months. These facilities are also cross-collaterized.

The Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.  The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements.  However, subsequent to September 30, 2007, the Company received additional fundings from the debtor in the amount of $4.7 million, which increased the amount of the existing term loan facilities.

NOTE 11 — STOCKHOLDERS’ EQUITY

During the quarter ended September 30, 2007, 7,218,750 shares were issued to in lieu of debt guaranteed on behalf of the parent, which had a fair market value of $1,299,375 at date of issuance.

Warrants —
Warrants granted by the Company consisted of the following for the three months ended September 30, 2007.

Description	Remaining Life	Exercise Price	2006 Warrants
May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 – 9 years	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 – 9 years	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 – 9 years	$2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$2.50	1,515,000
July 21,2006 warrants issued for consulting fees	9-10 years	$.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$2.90	9,051,725

The weighted average exercise price for all warrants outstanding as of September 30, 2007 was $.47 per share. During the three months ended September 30, 2007, 20,124,688 shares were forfeited, and 125,000 shares were exercised.

All warrants have a five-year or ten year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 100%-400%, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at September, 30, 2007 is as follows:

	Number of Shares		Weighted Average
	Under Warrant	Exercise Price	Exercise Price

Warrants outstanding at December 31, 2006	17,990,940	$.25-3.84	$1.02
Issued	20,699,724	$.01-.36	$.25
Exercised	(250,000)	$.01	$(.01)
Forfeited	(20,324,724)	$.30-.36	$(.25)
Expired	—	—	—

Warrants outstanding and exercisable at September 30, 2007	18,115,940	$.01-$3.84	$1.01

In summary there were warrants for 18,115,940 shares of common stock, and conversion options for 18,482,760 shares outstanding both totaling 36,598,700 as of September 30, 2007. Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Share-based Compensation —

During the three months ended September 30, 2007, Earth issued 251,000 restricted shares for consulting services, valued at approximately $35,140.

There have been no stock options granted as of September 30, 2007.

NOTE 12 — RELATED PARTY TRANSACTIONS

Advances

As of September 30, 2007, Earth had payables to the following related parties totaling $555,000 as follows:

Description	2007
($ in 000’s)

Apollo International Resources, Inc.	$0
Other affiliates	555

Total	$555

Apollo International Resources, Inc. is the majority stockholder of Earth, and LNG is a wholly owned subsidiary of Earth.  Amounts advanced from related parties were used to fund operations and investments of Earth. All related party payables are classified as current due to management’s intent to pay the amounts owed during the following fiscal year. During the quarter ended September 30, 2007, 7,218,750 shares were issued to in lieu of debt guaranteed on behalf of the parent, valued at $1,299,375. In addition, a contingent amount was also recorded in accrued liabilities related to these guarantees totaling $1,393,264, of which was used towards amounts owed to the parent from previous advances.
Earth also made advances totaling $969,000 to a subsidiary of the parent company Apollo Resources, which was also used towards amounts owed to the parent.
Other affiliates are shareholders of the Company, whom also provide shipping services for our liquefied natural gas.
Total shipping services for the nine months ended September 30, 2007 was approximately $3,656,000.
In addition, the affiliate advanced the company approximately $555,000 for various operating activities.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company has guaranteed secured notes issued to the parent Apollo Resources International, Inc. (“ARI”) (the parent), The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February 12, 2007. The notes were collateralized by 18,214,936 shares of Earth owned by the parent-ARI. The secured notes matured on July 12, 2007, and the plan of repayment was to be from the production of oil and natural gas from assets owned by ARI, and/or the underlying collateral.

Subsequent to September 30, 2007 the notes have been repaid through the sale of underlying collateral, and from the issuance of 7,218,750 additional shares of the Company’s stock, resulting in a net contingent liability of $1,393,264 still owed, and recorded in accounts payable on the Consolidated Balance Sheets as of September 30, 2007.  The fair market value of the additional shares issued and the remaining contingent liability was considered repayment by Earth on amounts due to the parent from prior advances, resulting in no losses to the Company.

On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

Registration Payments

In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.  The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  In connection with the Securities Purchase Agreements and the related Registration Agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%.  As of September 30, 2007 these penalties total $6,652,500 and are being classified as accrued interest with a related charge to interest expense.

NOTE 14 — SEGMENT INFORMATION

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

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Nine months ended September 30, 2007
Revenue	$18,886	1,025	19,911
Income (Loss) from operations	$(87)	(26,961)	(27,048)
Interest Expense	$(2,410)	(49,298)	(51,708)
Net Loss for the nine months ended September 30, 2007	$(1,581)	(93.511)	(95,092)
Property, plant and equipment, net	$10,431	16,393	26,824
Total Assets	$41,950	45,242	87,192
Current Liabilities	$18,724	88,950	107,674

Municipal customers represent approximately 58% of the consolidated revenues related to LNG. The total sales to these customers for the nine months ended September 30, 2007 was approximately $11 million.

NOTE 15 — SUBSEQUENT EVENTS

H.C. Wainwright & Co., Inc. (“HCW”) commenced arbitration against us on July 20, 2006, asserting a claim for breach of contract relating to a March 7, 2006 letter allegedly appointing H.C. Wainwright our placement agent for a limited time for the sale of our securities. H.C. Wainwright is seeking an award of unpaid commissions, warrants for the purchase our common stock, and attorneys’ fees and costs. Earth filed an answering statement on August 25, 2006, and denied that it was liable to HCW for breach of contract. Among other things, Earth asserts that any agreement was terminated prior to any alleged breach, HCW failed to perform as promised, and HCW made material misrepresentations of fact to induce Earth in to the alleged agreement. An Award of Arbitration was granted in July 2007, in the absence of representation by Earth. Earth was ordered to pay $5,656,000 with 9% interest calculated annually, attorney fees of $118,887.10, and an arbitration fee of $35,120.  This matter was thought to be settled by actions taken previously by the Company. Subsequent to September 30, 2007 this matter was settled in the amount of $325,000 which was paid by the parent Apollo, and the above judgment against Earth was dismissed.

On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

In addition subsequent to the quarter ended September 30, 2007, the Company obtained a $4,700,000 increase on existing credit facilities.

ITEM 2.                   Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with Earth’s Financial Statements, together with the notes to those statements, included in Item 7 of this Annual Report on Form 10-KSB.

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel, ethanol and vehicle-grade liquid natural gas (“lng”). Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic, biodegradable diesel fuel made from soybean and other vegetable oils, and used or recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various Ethanol plants. Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, and is produced primarily from corn and wheat. Earth also produces and distributes liquefied natural gas, or lng, which is natural gas in its liquid form. Unlike pipeline quality LNG, vehicle-grade Liquid natural gas is over 98% methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

Our primary sources of revenue for the three months ended September 30, 2007 are from the sale of biodiesel fuels and lng. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. We have entered into agreements with oil companies with the capability to deliver to fleet, agricultural and retail fueling terminals, and retail service stations, to expand biodiesel consumption in their local areas. For our lng products the production facility is one of only seven Vehicle Grade LNG plant in the United States. located in Topock, AZ, is just one mile east of the Arizona border with California. The plant has a maximum capacity of 86,000 gallons per day, and is currently running at approximately 96% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs. The plant’s natural gas feedstock supply is fed by an El Paso Natural Gas pipeline. Vehicles-grade LNG is sold to credit worthy corporations and municipalities on pricing above market indices. None of the currently LNG customer are fixed priced.

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

 Continuing Losses.  We have had net losses from operations each year since inception, and there can be no assurance that we will be profitable in the future. Our financial results depend upon many factors that impact our results of operations including sales prices of natural gas, soy oil and corn, the volume of sales of liquefied natural gas, biodiesel and ethanol, availability of and the level and success of production, development and distribution activities and financial resources to meet cash flow needs. Earths’ management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of September 30, 2007, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through private securities offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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
 In response to soaring fuel costs, and to avail it of government subsidies and tax incentives, Earth has pursued a strategy of developing renewable forms of energy, such as biodiesel and ethanol. Consequently, Earth has acquired various interests in companies in Texas, N. Carolina, New Orleans, Illinois and Washington. We are working with other partners to build and refurbish plants in order to produce substantial quantities of renewable, domestic fuel.

Subsequent to year end 2006 Earth obtained several credit facilities totaling $33.7 million with various lenders to finance the working capital needs of its Biodiesel and LNG operations. Our partners in various Ethanol plants are raising additional equity through performance bonds and USDA guaranteed loans.

While we have a history of operating loss, management has made substantial progress improving the operating results of the businesses. In the LNG business, management has increased the vehicle-grade LNG production to the plant’s capacity and successfully converted the formerly fixed pricing customer contracts to variable index pricing to reduce the commodity risk of the business. The effect of the changes has made the LNG business report positive monthly cash flow and profits since the second quarter of fiscal year 2007. In the third quarter 2007, the LNG business reported approximately $1.2 million in EBITDA for the three months ended Sepember 30,2007. Management expects the LNG business to report over $400,000 EBITDA monthly after management converted the customer contracts to index pricing making the operating profit more predictable since the business does not feel the impact of LNG commodity commodity price movements. Furthermore, management has several business initiatives to improve profits namely in further expansion of the Topock production plant, reduce transportation expenses (an important component of the company’s success) and strategic joint ventures with LNG related businesses that will improve the Company’s margins or fee income.
For the biodiesel business, management is actively seeking alternatives to agriculture feedstock like soybean oil. The commodity price spread between diesel rack prices and soybean oil has steadily deteriorated since management announced the construction of the Durant, Oklahoma plant in 2006. Today, soybean oil is at an all time high and truly tied to the prices within the energy market. Management sees no changes in this relationship in the foreseeable future. Instead, management is exploring alternative non-food feedstock such as biomass, waste-oils and algae. With the sourcing of reliable feed stocks, management believes it can achieve cost advantages and make the production of biodiesel a viable profitable business.
On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

Earth has implemented cost saving measures, primarily in its Bio-diesel operations, by implementing cost controls designed to reduce unnecessary expenditures and operate production activities within the current economic constraints with which Earth currently operates. Earth will take additional cost savings measures, if necessary, to enhance its liquidity position.

Results of Operations

Comparison of Nine Months Ended September 30, 2007
To Nine Months Ended September 30, 2006

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	84%	98%

Gross profit	16%	2%
Compensation	38%	115%
Other selling, general and administrative	44%	38%
Depreciation and amortization	15%	4%

Impairments	55%	0%
Net loss from operations	(136)%	(155)%
Interest expense	260%	29%
Gain on derivatives	0%	65%
Loss on investments	78%	0%
Net (loss)	(478)%	(117)%

Revenue.  Total revenue for the nine months ended September 30, 2007 decreased $12.5 million, or 39%, to approximately $19.9 million from approximately $32.4 million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel in 2007.
Cost of Sales.  The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesel, petro fees, chemicals, and related costs of production. Our cost of sales excludes depreciation, amortization and compensation related to the production of alternative fuels.
Cost of sales for nine months ended September 30, 2007 decreased $16.8 million, or 50%, to approximately $16.7 million from approximately $33.5 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel.

Compensation.  Compensation for nine months ended September 30, 2007 decreased approximately $31.9 million and related primarily to shares issued to consultants for employees and consulting services issued in 2006. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  The types of expenses included in the selling, general and administrative expenses line item include salaries and benefits, office expenses, insurance, professional services, travel and other miscellaneous expenses.
Other selling, general and administrative expenses for nine months ended September 30, 2007 decreased approximately $4.3 million from approximately $13 million for the same period in 2006. The 2007 costs decrease consists of reductions in consulting, marketing, professional, administrative and travel expenses.

Depreciation and Amortization.  Depreciation and amortization for the nine months ended September 30, 2007 increased to approximately $3 million from $1.4 million for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.

Impairments. Goodwill related to the prior acquisition of Distribution Drive, trademarks, and a non-compete agreement totaling $10.9 million were all deemed impaired due to continuing losses related to biodiesal fuels.
Gain on derivatives. A gain totaling $22 million was recorded in 2006 relating to convertible debts and securities.
   Losses on investments. Investments in various proposed plants were deemed impaired during 2007 totaling $15.5 million for the nine        months ended September 30, 2007.
Interest Expense.  Interest expense related primarily to short term convertible debts and long term debts for the nine months ended September 30, 2007 was approximately $51.7 million from $10 million for the same period in 2006. Interest expense consisted primarily of interest fees, late charges, redemption premiums and registration penalties related to defaults on agreements in late 2006 and 2007.

Comparison of Three Months Ended September 30, 2007

To Three Months Ended September 30, 2006
 The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Sales revenue	100%	100%

Cost of sales	71%	97%

Gross profit	29%	3%
Compensation	15%	158%
Other selling, general and administrative	29%	35%
Depreciation and amortization	12%	4%

Net loss from operations	(27)%	(195)%
Interest expense	418%	41%
Gain on derivatives	0%	137%
Loss on investments	101%	0%
Net (loss)	(543)%	(94)%

Revenue.  Total revenue for the three months ended September 30, 2007 decreased $10 million, or 61%, to approximately $6.5 million from approximately $16.6 million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel.
Cost of Sales.  Cost of sales for three months ended September 30, 2007 decreased $11.4 million, or 71%, to approximately $4.6 million from approximately $16.1 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel in 2007.

Compensation.  Compensation for three months ended September 30, 2007 decreased approximately $25.3 million and related primarily to shares issued to consultants for employees and consulting services in 2006. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses.  Other selling, general and administrative expenses for three months ended September 30, 2007 decreased approximately $4 million from approximately $5.8 million for the same period in 2006. The decrease consists of reductions in consulting, marketing, professional, administrative and travel expenses during 2007.

Depreciation and Amortization.  Depreciation and amortization for three months ended September 30, 2007 increased to approximately $784,000 million from $638,000 for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.
Gain on derivatives. A gain totaling $22 million was recorded in 2006 relating to convertible debts and securities.
Losses on investments.  Biodiesal investments were deemed impaired during 2007 totaling $6.6 million for the nine        months ended September 30, 2007.

Interest Expense.  Interest expense related primarily to short term convertible debts and long term debts for three months ended September 30, 2007 was approximately $27.2 million from $6.8 million for the same period in 2006. Interest expense consisted primarily of interest fees and the amortization of debt discounts. Interest expense consisted primarily of interest fees, late charges, redemption premium, and registration penalties related to defaults on agreements in late 2006 and 2007.

Liquidity and Capital Resources

Overview.  Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and from obtaining approximately $30 million in term debt facilities. During the nine months ended September, 30, 2007 our cash and cash equivalents decreased by approximately $228,000 from the same period in 2006, primarily as the result of reduction in sales related to biodiesal operations during 2007.

Net cash used in operating activities was approximately $15.6 million for nine months ended September 30, 2007 compared to net cash used in operating activities of approximately $18.7 million for the same period in 2006. The decrease in net cash flow used in operating activities relates to decreasing operating costs as a result of reducing production of biodiesal fuels due to current economic prices of feedstock.

Net cash used in investing activities was approximately $6.7 million for nine months ended September 30, 2007 compared to net cash used in investing activities of approximately $34.1 million for the same period in 2006. The decrease in net cash used in investing activities related to purchases of fixed assets of $6.8  million during 2006 for our Durant facility, and a decrease of $22.8 million related to investments and advances related to letters of intent and investments we have entered into to own and operate biodiesel and ethanol facilities during 2006.

Net cash provided by financing activities was $22.1 million for nine months ended September 30, 2007 compared to net cash provided by financing activities of approximately $47.9 million for the same period in 2006. Cash flows provided by financing activities during nine months ended September 30, 2007 relate primarily to new credit facilities totaling $30 million, less the repayment of prior debts of $9.4 million.
We incurred net losses and negative cash flows from operations of approximately $95 million and $15.6 million, respectively, for the nine months ended September 30, 2007. Of the net losses for the nine months ended September 30, 2007 approximately $10.9 million related to the impairment of goodwill and intangibles, $15.5 million related losses on investments deemed impaired, and accrued interest and penalties totaling $51.7 million. We had approximately $63,000 in cash and cash equivalents at September 30, 2007. Our working capital deficit at nine months ended September 30, 2007 was approximately $100 million.

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
We have a history of operating losses and we anticipate losses for the foreseeable future.  Unless we are able to generate profits and positive cash flow we may not be able to continue operations. We incurred consolidated net losses from operations of approximately $23 million, before depreciation and other non-cash based expenses, for the nine months ended September 30, 2007. We expect operating losses to continue for the foreseeable future as we incur expenditures for start up business operations and until the additional investors are obtained and construction of all plants are completed. With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability.  Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.
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
We may have difficulty raising additional capital, which could deprive us of necessary resources to grow our business and achieve our business objectives and expansion strategy. We expect to continue to devote capital resources to fund our business plan. Our ability to raise additional funding depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the prices of various commodities, particularly the prices of ethanol, soybean, corn, natural gas and unleaded gasoline.  We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. Given our current indebtedness, and limited liquidity and access to financial markets and required amounts of cash flow required to service our debt, we have increased our financial risks and have decreased the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner.
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
Our results of operations and financial condition will be significantly affected by the market price for biodiesel and the co-products from biodiesel production.  Price and supply are subject to and determined by market forces over which we have no control. Presently there are more than 165 companies that have invested millions of dollars into the development of biodiesal manufacturing plants and are actively marketing biodiesal. Based on existing dedicated processing capacity and long term construction agreements 1.85 billion gallons of biodiesal capacity currently exists.  Eighty companies have reported that their plants are currently under construction and scheduled to be completed within the next 18 months.  In addition, investors should understand that we face a competitive challenge from larger biodiesel plants and from biodiesel plants owned and operated by the companies that supply our inputs.  Cargill, Inc., a large supplier of soybean oil, is constructing a 37.5 million gallon biodiesel plant in Iowa Falls.  Another large corporation and supplier of soybean oil, Archer Daniels Midland Co., plans to construct a 50 million gallon biodiesel plant in North Dakota.  These plants will be capable of producing significantly greater quantities of biodiesel than the amount we will produce.  Furthermore, these plants may not face the same competition we do for feedstock as the companies that own them are suppliers of the feedstock.  In light of such competition, there is no assurance that we will be able to compete effectively in the industry.  We may generate less income as a result, which would decrease the value of your shares.
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

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. Earth acquired a liquid natural gas (“LNG”) production company in November 2006. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 86,000 gallons per day, and expects to expand its production capacity to 58.5 million gallons per year through the construction of an additional plant, and expand market area concentrations.

Management is focusing on expanding and improving its biodiesel production and distribution operations. Through acquisition, organic growth and funding via collateralized loans and private placement offerings, Earth plans to continue to increase the profitability of its operations necessary to support operations.

On February 28, 2007 and March 1, 2007 our LNG subsidiary obtained several credit facilities totaling $15 million and $5 million, respectively. The loan is secured by the LNG plant facility in Topock, Arizona. The $5 million revolving credit facility is advanced at the rate of 85% of accounts receivable. On March 23, 2010, Earth obtained a $9 million term loan facility. The principal amount is due in 3 years. The loan is secured by the Durant plant facility in Durant, Oklahoma.
On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

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
In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.  This FASB Staff Position (FSP) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  Registration payment arrangements were classified as accrued interest and interest expense in the December 31, 2006 10KSBA filing.

Off-Balance Sheet Arrangements

At September 30, 2007 Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

The ability to compete depends on a number of factors outside of Earth’s control, including:

•	the prices at which others offer competitive services, including aggressive price competition and discounting;
•	actions taken by the Federal Government or State Governments to remove subsidies and tax credits associated with the biodiesel business;
•	large swings in the price of oil which will affect the price at which Earth can purchase fuel supplies;
•	the ability of competitors to undertake more extensive marketing campaigns;
•	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and
•	the extent of competitors’ responsiveness to customer needs.

•	Earth may not be able to compete effectively on these or other factors. If Earth is unable to compete effectively, market position, and therefore revenue and profitability, would decline.

•	Earth must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

•
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

•	Earth is dependent on a limited number of key personnel, and the loss of these individuals could harm its competitive position and financial performance.

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

Changes were made in our internal control over financial reporting during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected our internal control over financial reporting. Based on their evaluation, as of September 30, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective.

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

There were no changes other than those noted above in Earth’s internal controls that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Subsequent to the quarter ended September 30, 2007 the above judgment was extinguished by court order upon the payment of the company’s parent, Apollo Resources totaling $325,000 to Wainwright.

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

We have counterclaimed this action claiming fraud and fraudulent inducement.  We have petitioned the court seeking deculatory judgment and declaring the agreement and the Limited Partnership Agreement set aside, and all of the assets of Vertex Processing be awarded to Earth.  In addition, the Company has petitioned the court to require Vertex and Gehrig to be responsible for the payment of the outstanding obligations, liabilities and indebtedness of Vertex due to their fraudulent conduct.  If the Company does not prevail it will obtain the underlying plant valued in excess of the claim, resulting in no additional losses to the company.

Effective December 20, 2006, Earth Ethanol entered into an Acquisition Agreement (“Agreement”) with Liquafaction Corporation , a Washington corporation, Newco Liquafaction, Inc., a Washington corporation , and Earth Ethanol of Washington, LLC (herein, “Earth-Washington”), a Delaware limited liability company . Subsequent to year end  2006, Earth Ethanol and Liquafaction entered into an amended acquisition agreement. Under terms of the amended agreement, the Company will pay consideration of approximately 40% in common stock of Earth Biofuels and 60% cash.  This project is also referred to as Moses Lake.  As stated above in item number 3, the Company has again renegotiated the agreement and has funded approximately $686k as of June 30, 2007.  The other party to the agreement has the right to terminate this agreement with any 5 day notice, and is also required to provide certain assets to the company before payment is due. In addition, construction of the underlying plant has not commenced at this point in time.  As of September 30, 2007, the agreement has again been terminated and the Company is looking for other investors to take Earth out of the investment.

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

On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.  The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days.

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

Quarter Ended	High	Low

September 30, 2007	$.05	$.04
June 30, 2007	.20	.18
March 31, 2007	.41	.39
December 31, 2006	1.29	.98
September 30, 2006	2.35	2.25
June 30, 2006	3.15	2.85
March 31, 2006	2.65	2.44
December 31, 2005	1.20	.35
September 30, 2005	.92	.24

Holders of Record

As of September 30, 2007, there were approximately 198 holders of record of Earth’s common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

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

Description of Securities

Common Stock — As of September 30, 2007, Earth had  252,698,785 shares of its common stock issued and outstanding; 400,000,000 shares authorized. Common stock holders have full voting rights.

Preferred Stock — As of September 30, 2007, there were no shares of its preferred stock issued or outstanding and 15,000,000 shares are authorized.

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

In addition, on July 21, 2006, Apollo Resources entered into a securities purchase agreement with Greenwich Power, LLC and Greenwich Power II, LLC, pursuant to which Apollo Resources issued notes exchangeable for shares of our common stock held by Apollo Resources and options to purchase our common stock held by Apollo Resources. In connection with this transaction, Apollo Resources agreed to cause us to grant these Apollo Resources note holders registration rights with respect to the shares of common stock underlying the convertible notes and options. We have acknowledged and agreed to comply with the terms of the registration rights agreements between Apollo and these note holders. In connection with this transaction, Lance Bakrow, who is the sole manager of both Greenwich Power entities, purchased a warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.25 per share. Mr. Bakrow paid us $100,000 for the issuance of this warrant. We granted Mr. Bakrow certain registration rights with respect to the shares of common stock issuable upon exercise of this warrant. As of year end December 31, 2006 these shares have not been registered, however, the company will include these rights upon filing of its registration statement to be filed during the year ended 2007.

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

See footnote 2 in “Going Concern” under Item 1.

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

10.48(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.49(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.50(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10.51(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchaser’s signatory thereto.
10.52(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchaser’s signatory thereto.
10.53(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10.54(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.55(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.56(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10.57(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10.58(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10.59(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10.60(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.

Exhibit
Number	Description
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

10.88(4)
Acquisition Agreement between Liquafaction Corporation, et al and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).

10.89 (4)	Pledge Agreement, Promissory Notes and Warrant Agreements with and from Two Ponds, Gilcreast and Bryant Russell Construction

10.90(3)	Letter from Nexxus re offer to Capitalize Biofuels with $150 million in Exchange for Common Stock and Escrow Agreement dated January 9, 2007 (Exhibit previously labeled 14.)
10.91(3)
Credit Agreement dated March 23 2007 by and between Durant Biofuels, LLC and Lenders and related Amendment No. 1, Amended and Restated Collateral Agreement, and Warrant Purchase and Registration Rights Agreement (Exhibit previously labeled 15.)

10.92(3)
Credit Agreement dated February 28, 2007 by and between Earth LNG, Inc. and Lenders, and related Guarantee and Collateral Agreement and Warrant Purchase and Registration Rights Agreement (Exhibit previously labeled 16.)

10.93(3)	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty (Exhibit previously labeled 17.)
12.1(3)	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc. (Exhibit previously labeled 18.)
12(3)	Subsidiaries
14(3)	Code of Ethics – (Exhibit previously labeled 11.)
20.1	Series of 7 Secured Notes (incorporated by reference to Exhibit 7.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on November 19, 2007).
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.

Exhibit
Number	Description

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed.

+	Management contract, compensatory plan or arrangement.

(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.

(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006

(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.

(4)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending June 30, 2007 filed with the SEC on August 13, 2007.

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