Form 10-Q/A
period 2007-09-30
EARTH BIOFUELS INC
filed 2007-11-21
CIK 1268471

10-Q 1 form10qeb093007.htm FORM 10Q EB 09-30-07

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

EARTH BIOFUELS, INC.

FORM 10-QSBA QUARTERLY REPORT

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1.
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)
	September 30, 2007	December 31, 2006
Current Assets
Cash and cash equivalents	$63	$291
Investments in equity securities	35	285
Trade accounts receivable, net of allowances totaling $30 and $109	2,071	3,019
Inventory, finished goods	667	785
Prepaid expenses and other current assets	2,546	1,471
Notes receivable from related parties	2,000	857
Total Current Assets	7,382	6,708

Property, Plant and equipment, net of accumulated depreciation of $10,068 and $7,854	26,824	27,015
Investments and advances	11,641	40,860
Investment — related party	30	100
Notes receivable from related parties	11,709	5,824
Deferred financing fees	2,154	2,445
Goodwill and intangibles, net of impairment of $10,938 and $0 in 2007 and 2006, respectively	27,177	30,032
Prepaid and other long term assets	275	747
Total Assets	$87,192	$113,731
Current Liabilities
Accounts payable	$9,416	$8,064
Accrued interest payable	48,151	11,944
Payables to related parties	555	6,826
Demand Notes	390	250
Line of Credit	1,274	5,679
Short term convertible promissory notes, net of discount of $31,530 and $39,633	22,070	13,967
Term debt facilities	24,000	—
Income taxes payable	1,818	1,818
Total Current Liabilities and Total Liabilities	107,674	48,548

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 252,698,785 and 233,047,225 shares issued and outstanding	252	233

Additional paid-in capital	153,930	145,555
Other comprehensive income	—	(570)
Treasury stock at cost (279,200 shares)	—	(463)
Accumulated deficit	(174,664)	(79,572)
Total Stockholders’ Equity	(20,482)	65,183
Total Liabilities and Stockholders’ Equity	$87,192	$113,731
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
($ in Thousands Except Per Share Amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales revenue	$6,524	$16,601	$19,911	$34,224
Cost of sales (exclusive of items shown separately below)	4,622	16,104	16,708	33,507
Gross profit	1,902	497	3,203	717

Compensation ,(including share based compensation)	984	26,297	7,505	39,406
Other selling, general and administrative	1,877	5,873	8,695	13,005
Depreciation and amortization	784	638	2,979	1,391
Loss on sale of fixed assets	13	—	134	—
Impairment losses	—	—	10,938	—
Net loss from operations	(1,756)	(32,311)	(27,048)	(53,085)

Other income (expense)
Interest income	405	33	610	171
Interest expense	(27,273)	(6,851)	(51,708)	(9,982)
Loss on equity investments	(6,615)	—	(15,479)	—
Gain/Loss on Derivatives	—	22,805	—	22,404
Realized losses on trading securities		(402)		(402)
Other income (expenses)	10	1,042	(396)	970
Total other income (expense)	(33,473)	16,627	(66,973)	13,161
Net loss	(35,229)	(15,684)	(94,021)	(39,924)
Other Comprehensive expense
Realized losses on available for sale securities	(220)	—	(1,071)	—
Total Comprehensive loss	$(35,449)	$(15,684)	$(95,092)	$(39,924)

Net loss per common share

Basic and diluted net loss	$(0.14)	$(0.09)	$(0.38)	$(0.22)

Weighted average shares	252,699	183,701	252,699	183,701

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Period Ended September 30, 2007
(Unaudited)
($ in Thousands Except Per Share Amounts)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Totals

Balance 12/31/06 (restated)	233,047	$233	$145,555	$(570)	$(463)	$(79,572)	$65,183
Shares issued for cash	7,872	8	1,522	—	—	—	1,530
Shares issued for services	6,532	6	3,909	—	—	—	3,915
Shares issued for exercise of warrants	250	1	—	—	—	—	1
Shares issued for related party payables	8,219	8	1,802	—	—	—	1,810
Unrealized loss on marketable securities	—	—	—	(127)	—	—	(127)
Realized losses	—	—	—	697	—	—	697
Treasury Stock	279	—	—	—	463	—	463
Shares issued to escrow	2,500	2	—	—	—	—	2
Forfeiture of shares	(6,000)	(6)	—	—	—	—	(6)
Net Changes in discounts on convertible debt and long term debt issued with warrants	—	—	1,142	—	—	—	1,142
Net loss	—	—	—	—	—	(95,092)	(95,092)
Balance September 30, 2007	252,699	$252	$153,930	$—	$—	$(174,664)	$(20,482)

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)
($ in Thousands Except Per Share Amounts)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:		(Restated)
Total Comprehensive loss	$(95,092)	$(39,924)
Loss on sales of fixed assets	121	—
Losses on equity securities	1,071	402
Depreciation	2,232	1,391
Amortization of debt issuance costs	788	173
Impairment of investments	15,479	—
Goodwill impairment	10,938	—
Gain on derivatives	—	(22,404)
Share-based compensation expense	3,915	36,631
Debt discount amortization	8,199	6,500
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	948	(3,490)
Inventory	118	(102)
Prepaid expenses & other current assets	(1,908)	(2074)
Related party advances	—	6,009
Notes receivable, current	—	(3,764)
Other Assets	—	(118)
Increase (decrease) in:
Accounts payable and accrued expenses	1,352	1,482
Accrued interest payable	36,206	—
Other liabilities	(1)	571
Net cash provided by (used in) operating activities	(15,634)	(18,717)

Cash Flows From Investing Activities:
Cash paid for investments	(252)	(1,354)
Repayments to related parties	(2,147)	—
Cash paid for advances on investments	(5,346)	(25,945)
Repayments from investments and advances	3,250	—
Cash paid for purchases of fixed assets	(2,237)	(6,813)
Net cash used in investing activities	(6,732)	(34,112)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,530	1,074
Proceeds from term debt facilities and line of credit	30,036	74,900
Repayments of long term debt and line of credit	(9,405)	(24,584)
Proceeds from sale of treasury stock	463	—
Cash paid for debt issuance cost	(486)	(3,452)
Net cash provided by financing activities	22,138	47,938

Net increase (decrease) in cash	(228)	(4,891)

Cash and cash equivalents
Beginning of period	291	5,070
End of period	$63	$179

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$6,183	$1,171
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
Investments and advances consist of the following entities and amounts as of and for the three and nine month periods ended September 30, 2007:

Description	Method of Accounting	Investment ($ in 000’s)	Advances ($ in 000’s)	Total ($ in 000’s)
Investments
Truckers Corner	Equity	$1,120	$5,256	$6,376
American Earth	Equity	—	—	—
Letters of Intent
Systems Management Solutions, Inc.	Cost	—	—	—
Vertex Processing, LP	Cost	—	—	—
Biodiesel Investment Group and Bunge North America	Cost	4,976	—	4,976
Earth Ethanol and Liquafaction Corporation	Cost	—	—	—
Earth Ethanol and HPS Development, L.L.C.	Cost	—	—	—
Cordele Industrial	Cost	—	10	10
Dineh-bi-Keya	Cost	—	279	279
DFI-Albemarle Bio-Refinery, Inc.,	Cost	—	—	—
Total		$6,096	$5,545	$11,641

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

10.3	(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and William O. Locket, Jr.
10.4	(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Morgan Freeman.
10.5	(1)	Indemnification Agreement dated September 29, 2005 by and between Meadow Springs, Inc. (as predecessor to Earth Biofuels, Inc.) and Bruce Blackwell.
10.6	(1)	Lease Agreement dated October 2005 by and between R. Bruce Blackwell and Earth Biofuels, LLC.
10.7	(1)	Intercompany Credit Agreement dated January 1, 2006 by and between Earth Biofuels, Inc. and Apollo Resources International, Inc.
10.8	(1)	Registration Rights Agreement dated January 27, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.9	(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 27, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.10	(1)	Registration Rights Agreement dated January 30, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.11	(1)	Earth Biofuels, Inc. Convertible Promissory Note dated January 30, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.12	(1)	Membership Interest Purchase Agreement dated March 1, 2006 by and between Earth Biofuels, Inc. and Dr. Miguel J. Dabdoub.
10.13	(1)	Registration Rights Agreement dated March 29, 2006 by and between Earth Biofuels, Inc. and Josh Cohen.
10.14	(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 29, 2006 issued by Earth Biofuels, Inc. in favor of Josh Cohen.
10.15	(1)	Registration Rights Agreement dated March 31, 2006 by and between Earth Biofuels, Inc. and Tom Groos.
10.16	(1)	Earth Biofuels, Inc. Convertible Promissory Note dated March 31, 2006 issued by Earth Biofuels, Inc. in favor of Tom Groos.
10.17	(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.17	(1)	Letter of Intent dated June 13, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
10.18	(1)	Agreement dated August 2, 2006 by and between Earth Biofuels, Inc. and HPS Development, L.L.C.
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

10.21	(1)	Registration Rights Agreement dated May 4, 2006 by and between Earth Biofuels, Inc. and Greenwich Power, L.L.C.

10.22	(1)	Convertible Secured Promissory Note-Bridge Loan dated May 4, 2006 issued by Earth Biofuels, Inc. in favor of Greenwich Power, L.L.C.
10.23	(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated May 4, 2006 issued to Greenwich Power, L.L.C.
10.24	(1)	Unconditional Guaranty of Payment and Performance dated May 4, 2006 executed by Apollo Resources International, Inc. in favor of Greenwich Power, L.L.C.
10.25	(1)	Letter of Intent dated May 13, 2006 by and between Earth Biofuels, Inc. and Vertex Energy, LP.
10.26
Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

10.27	(1)	Amended and Restated Securities Purchase Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the schedule thereto.
10.28
Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006, issued to Evolution Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on May 31, 2006).

10.29	(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Evolution Master Fund, Ltd.
10.30	(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated May 26, 2006 issued to Cowen & Company LLC.
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

10.33	(1)	Amended and Restated Registration Rights Agreement dated May 26, 2006 by and between Earth Biofuels, Inc. and the purchasers listed on the signature pages thereto.
10.34	(1)	Registration Rights Agreement dated June 2, 2006 by and between Earth Biofuels, Inc. and Marc Weill.
10.35	(1)	Earth Biofuels, Inc. Convertible Promissory Note dated June 2, 2006 issued by Earth Biofuels, Inc. in favor of Marc Weill.
10.36	(1)	Convertible Promissory Note, dated May 31, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
10.37	(1)	Convertible Promissory Note, dated July 19, 2006, made by Albemarle Bio-Refinery, Inc. in favor of Earth Biofuels, Inc.
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

Exhibit
Number		Description
10.41	(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Capital Ventures International.
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

10.46	(1)	Warrant No 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Radcliffe SPC, Ltd. for and on behalf of the Class A Convertible Crossover Segregated Portfolio.
10.47
8% Senior Convertible Note dated June 7, 2006 issued by Earth Biofuels, Inc. in favor of Radcliffe SPC, Ltd. for and on the behalf of the Class A Convertible Crossover Segregated Portfolio (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on June 12, 2006).

10.48	(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.49	(1)	Warrant No. 1r to Purchase Common Stock of Earth Biofuels, Inc. dated June 7, 2006 issued to Cowen & Company LLC.
10.50	(1)	Consulting Agreement dated June 9, 2006 by and between Earth Biofuels, Inc. and Herb Meyer.
10.51	(1)	Securities Purchase Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchaser’s signatory thereto.
10.52	(1)	Registration Rights Agreement dated July 10, 2006 by and between Earth Biofuels, Inc. and the purchaser’s signatory thereto.
10.53	(1)	8% Senior Convertible Note dated July 11, 2006 issued by Earth Biofuels, Inc. to Castlerigg Master Investments Ltd.
10.54	(1)	Warrant No. 1 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.55	(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Castlerigg Master Investments Ltd.
10.56	(1)	Warrant No. 2 to Purchase Common Stock of Earth Biofuels, Inc. dated July 11, 2006 issued to Cowen & Company LLC.
10.57	(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. and Greenwich Power, LLC and acknowledged by Earth Biofuels, Inc.
10.58	(1)	Registration Rights Agreement dated July 21, 2006 by and between Apollo Resources International, Inc. Greenwich Power II, LLC and acknowledged by Earth Biofuels, Inc.
10.59	(1)	Registration Rights Agreement dated July 21, 2006 by and between Earth Biofuels, Inc. and Lance A Bakrow.
10.60	(1)	Warrant to Purchase Shares of Common Stock of Earth Biofuels, Inc. dated July 21, 2006 to Lance A. Bakrow.

Exhibit
Number		Description
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

10.63	(1)	Lock-Up Letter dated July 24, 2006 from Apollo Resources International, Inc.
10.64	(1)	Lock-Up Letter dated July 24, 2006 from Dennis G. McLaughlin III.
10.65	(1)	Warrant No. 3 to Purchase Common Stock of Earth Biofuels, Inc. dated July 24, 2006 by Cowen & Company LLC.
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

10.69	(1)	Securities Purchase Agreement, dated August 19, 2005, by and among Apollo Resources International, Inc., Tommy Johnson, Bruce Blackwell, William H. Webster and Robert Glenn.
10.70	(1)	Purchase and Sale Agreement dated February 25, 2005 by and between Earth Biofuels, Inc., R. Bruce Blackwell, Tommy Johnson, Robert Glenn, William Webster and Apollo Resources International, Inc.
10.71	(1)	Promissory Note issued on March 2, 2006 to Southern Bio Fuels, LLC.
10.72	(1)	Commercial Guaranty made on March 2, 2006 by Dennis G. McLaughlin, III in favor of Southern Biofuels, LLC.
10.73	(1)	Promissory Note issued on March 31, 2006 to Southern Bio Fuels, LLC.
10.74	(1)	Commercial Guaranty made on March 31, 2006 by Dennis G. McLaughlin, III in favor of Southern Bio Fuels, LLC.

10.75(1)	Commercial Guaranty made on March 31, 2006 by R. Bruce Blackwell in favor of Southern Bio Fuels, LLC.
10.76(1)	Commercial Guaranty made on March 31, 2006 by Tommy Johnson in favor of Southern Bio Fuels, LLC.
10.77(1)	Earth Biofuels, Inc. 2006 Stock Option and Award Plan effective April 15, 2006.
10.78(1)	Sublicense Agreement dated April 1, 2006 by and between Earth Biofuels, Inc. and Biodiesel Venture, L.P.
10.79(1)	Securities Purchase Agreement dated August 11, 2006 by and among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.80(1)	Revised Schedule of buyers on Securities Purchase Agreement dated August 11, 2006.
10.81(1)	Registration Rights Agreement dated August 11, 2006 among Earth Biofuels, Inc. and the buyers listed on the schedule.
10.82(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels, Inc. with Whalehaven Capital Fund Ltd.
10.83(1)	Form of Notes dated as of August 11, 2006 issued by Earth Biofuels Inc. with Gundyco ITF Excalibur Ltd Partnership.
10.84(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Whalehaven Capital Fund Ltd.
10.85(1)	Form of Warrant to Purchase Common Stock of Earth Biofuels, Inc. dated August 11, 2006, with Gundyco ITF Excalibur Ltd Partnership.
10.86(1)	Form of Warrant to purchase Common Stock of Earth Biofuels, Inc. dated July 21, 2006 with Lance Bakrow, and Consulting Agreement with Lance Bakrow.
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