Form 10-K
period 2007-12-31
EARTH BIOFUELS INC
filed 2008-04-15
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington  D.C.  20549
Form 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2007
OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                                                              TO

Commissions file number 333-110249

Earth Biofuels, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State of other jurisdiction of
incorporation or organization)
3001 Knox Street,
Suite 403, Dallas, Texas
(Address of principal executive offices)
71-0915825
(I.R.S. Employer
Identification No.)
75205
(Zip Code)

(214) 389-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section  12(b) of the Act:
None

Securities registered pursuant to Section  12(g) of the Act:
Common stock, par value $.001  per share

Check whether the issuer (1)  filed all reports required to be filed by Section  13 or 15(d) of the Exchange Act during the past 12  months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90  days.    Yes     No 

Check if there is no disclosure of delinquent filers in response to Item  405 of Regulation  S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part  III of this Form  10-KSB or any amendment to this Form  10-KSB.  

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).   Yes    No 

As of December 31, 2007 the registrant reported revenue of $27,086,000

As of March 4, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,100,117 based on the OTC Bulletin Board closing price of $.03.

As of March 4, 2008, there were 278,389,134 shares of the registrant’s common stock outstanding, of which 134,514,631 were free trading shares.

Forward Looking Statements

This Annual Report on Form 10-KSB and all other reports filed by Earth Biofuels, Inc , a  Delaware corporation (“EARTH”), from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of EARTH as well as estimates and assumptions made by EARTH management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to EARTH or its management, identify forward looking statements. Such statements reflect the current view of EARTH and with respect to future events and are subject to risks, uncertainties, assumptions and other factors relating to EARTH, its ability to raise capital, its ability to market to biodegradable diesel fuel  and other risk factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although EARTH believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, management does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with EARTH’s consolidated financial statements and the related notes filed herewith.

PART  I

Item  1.  Business.

EARTH

Background  — Earth Biofuels, Inc., (“Earth”, “Earth Biofuels”, or the “Company”) is a Delaware corporation, headquartered in Dallas, Texas. The principal business of Earth is the development, production, and distribution of alternative based fuels consisting of biodiesel, ethanol and liquefied natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic; biodegradable diesel fuel made from soybean and other vegetable oils, and used or recycled oils and fats. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various ethanol plants which are pending construction. Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, is produced primarily from corn. In addition, Earth is investigating production using cellulosic methods. The Company also produces and distributes liquefied natural gas, or lng, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons, and is considered the cleanest burning fossil fuel. Earth’s primary lng operations are in Arizona and California.

Earth maintains an Internet website at www.earthbiofuels.net.

ALTERNATIVE FUELS

Biodiesel fuel is a non-toxic biodegradable diesel fuel made from soybean and other vegetable oils (commonly referred to as feedstock), animal fats, and used recycled oils and fats. It is also one of the most thoroughly tested alternative fuels on the market. Pure biodiesel is also referred to as 100% or neat biodiesel. There are numerous blends that are currently marketed such as B2, B5, B10, and B20 etc. which represents the percentage of pure biodiesel blended by volume with petroleum diesel. Energy policy changes promoting biodiesel use and production have created significant B20 use by government and alternative fuel provider fleets. Today, B20 is the most common and fastest growing biodiesel blend in the United States, because the overall emission benefits outweigh conventional diesel as an alternative fuel. Responding to record crude oil and  highway fuel prices and incentives provided by the Energy Policy Act of 2005 and by various States, national demand for biodiesel fuel is projected to increase significantly as the nation’s highway motor fuel supply incorporates renewable fuels. Biodiesel is the first alternative fuel to have fully completed the health effects testing requirements of the Clean Air Act. The use of biodiesel in a conventional diesel engine results in substantial reduction of unburned hydrocarbons, carbon monoxide, and particulate matter. One of the other major advantages of biodiesel is the fact that it can be used in existing engines and fuel injections equipment with little impact to operating performance. Last year, the U.S. produced about 450 million gallons of biodiesel - up 80 percent from 2006.  Today, there are more that 650 biodiesel fueling stations, and hundreds of fleet operators use biodiesel to fuel their trucks.  Every unit of fossil fuel it takes to make biodiesel results in 3.2  units of energy gain, and every gallon of biodiesel used has the potential to extend our petroleum reserves by four gallons. According to the National Biodiesel Board, when biodiesel is blended at a ratio of just 20% with petroleum diesel (B20), harmful emissions and particulates are reduced by as much as 20%, while carbon monoxide, a prime contributor to global warming, is reduced by 12%. Current demand potential is estimated at 1.7  billion gallons per year which, if met, would account for 5.5% of U.S.  vehicle/on-highway consumption.

Ethanol is a liquid alcohol that is blended with gasoline to produce a fuel that is friendlier to the environment than gasoline and can be used in virtually any gasoline-powered vehicle manufactured after 1980. Most gasoline-powered vehicles can run on a blend consisting of gasoline and up to 10 percent ethanol, while some vehicles are specifically manufactured or converted to operate on an ethanol blend that contains up to 85 percent ethanol. Ethanol reduces overall toxic emissions by as much as 30% and carbon monoxide greenhouse gases over 24% compared to gasoline, according to the American Coalition for Ethanol. Approximately 2.8 gallons of ethanol are produced from one bushel of corn. According to the Renewable Fuels Association 107 grain ethanol biorefineries in the U.S.  have the capacity to produce 5.1  billion gallons of ethanol per year.

Liquified Natural Gas (“lng”)  is natural gas that is cooled to minus 259 degrees fahrenheit in underground tanks, where it becomes a clear, colorless, odorless liquid. Lng is considered the cleanest burning fossil fuel. It produces less emissions and pollutants than either coal or oil. Liquefied natural gas, or lng is natural gas in its liquid form. During the process known as liquefaction, natural gas is cooled below its boiling point, removing most of the compounds and thus lng is neither corrosive nor toxic, and consists primarily of methane. Since LNG occupies only a fraction of the volume of natural gas, and takes up less space, it is more economical to transport across large distances and can be stored in larger quantities.

2007 OVERVIEW AND MARKETS

According to statistics, the United States consumed an estimated 175 billion gallons of gasoline and diesel in 2006, and demand is expected to grow at an annual rate of 1.4% to 250 billion gallons by 2030. Gasoline and diesel comprise the vast majority of vehicle fuel currently consumed in the United States, According to the Federal Highway Administration, or FHA, in 2005, there were over four million government fleet vehicles in operation in the United States, including those operated by federal, state and municipal entities. In California and Texas, for example, according to the FHA there were over 598,000 and 475,000 government vehicles, respectively. As government regulations on pollution continue to become more stringent, government agencies are evaluating ways to make their fleets cleaner and run more economically. Under the federal Energy Policy Act of 1992, 75% of new light-duty vehicles purchased by federal fleet operators are required to run on alternative fuels. According to the American Public Transportation Association there are over 81,000 municipal transit buses operating in the United States. In many areas, increasingly stringent emissions standards have limited the fueling options available to public transit operators. The South Coast Air Quality Management District in California has adopted an Air Toxic Control Plan designed to encourage the use of alternative fuel buses. Transit agencies have been early adopters of natural gas vehicles, with almost 19% of all buses in the United States operating on lng, or cng (compressed natural gas), according to the American Public Transportation Agency 2007 Public Transportation Fact book.  According to other statistics, there are nearly 200,000 trucks in the United States, consuming approximately one billion gallons of fuel per year, that haul refuse and recyclables from collection points to landfills and recycling facilities. Many refuse haulers are facing pressure from the municipalities they serve to reduce emissions. Seaports are also typically large polluters because of emissions from cargo ships, trains, yard hostlers and trucks. A practical solution for reducing port emissions is to require that land-based vehicles accessing the seaport use alternative fuels such as natural gas. Such mandates require conversion to alternative fueling systems for regional trucking fleets that transport containers from the seaport to local distribution centers, as well as the yard hostlers that move containers around the shipyard. In November 2006, two of the nation's largest seaports, the Ports of Los Angeles and Long Beach (Ports), adopted the San Pedro Clean Air Action Plan, which calls for the retrofit or replacement of approximately 10,600 trucks serving those ports so that they run on cleaner technology, including the replacement of approximately 5,300 trucks by alternative-fueled trucks meeting specific "clean" truck standards. In November 2007, the Ports introduced a progressive ban, beginning October 1, 2008, that will remove by 2012 all diesel trucks that do not meet 2007 emission standards. Natural gas is used in over 60 million homes. In addition, natural gas is used in 78 percent of restaurants, 73 percent of lodging facilities, 51 percent of hospitals, 59 percent of offices, and 58 percent of retail buildings. Natural gas is vital to America's manufacturers, not only to power their operations, but also as an essential feedstock for many of the products we use daily -- clothing, carpets, sports equipment, pharmaceuticals and medical equipment, computers, and auto parts. It is also a primary feedstock for chemicals, plastics and fertilizers, and it is a clean burning domestic energy source that powers our economy. It cools and warms our homes and businesses, is used to generate electricity, and helps maintain our quality of life.

In December 2007, President Bush signed the Energy Independence and Security Act of 2007, which will improve vehicle fuel economy and help reduce U.S. dependence on oil. It represents a major step forward in expanding the production of renewable fuels, reducing our dependence on oil, and confronting global climate change.  It will increase our energy security, expand the production of renewable fuels, and make America stronger, safer, and cleaner for future generations.  The Renewable Fuels Mandate will increase the use of renewable fuels by 500 percent - requiring fuel producers to supply at least 36 billion gallons of renewable fuel in the year 2022. The Vehicle Fuel Economy Mandate specifies a national mandatory fuel economy standard of 35 miles per gallon by 2020, which will save billions of gallons of fuel and increase efficiency by 40 percent. The President is reducing dependence on oil through the development and use of vehicles that run on different sources of energy.  President Bush is calling on every vehicle manufacturer that serves the U.S. market to produce flex-fuel vehicles - cars and trucks that can be powered with either gasoline or biofuels - across their fleet; providing tax incentives for people to buy fuel-efficient hybrid vehicles that run on both gasoline and electricity; and investing in plug-in hybrids that can cover up to 40 miles on electricity alone.

In December 2007, President Bush also signed into law new loan guarantee authorities to support alternative energy sources.  The new authority would allow additional loan guarantees of up to $38.5 billion, of which $18.5 billion in loan guarantees will support  construction of new plants and enable nuclear plant owners to reduce their interest costs.  $10 billion of loan guarantees will go towards renewable and/or energy efficient systems and manufacturing, and distributed energy generation, transmission, and distribution.

The Administration is also investing in next generation biofuels such as cellulosic ethanol.  This can be made from wood chips, switch grass, and other agriculture products.  With the President's 2009 Budget, the Department of Energy has dedicated about $1 billion since 2001 to develop technologies that can make cellulosic ethanol cost-competitive. Since the President took office, the projected cost of cellulosic ethanol has dropped by more than 60 percent.

The market in the United States  for clean, vehicle-grade lng today revolves currently around Los Angeles, California. California has solidly adopted lng as a vehicle fuel and has passed legislation in support of spreading further its use in the state. Los Angeles, including urban portions of the city, plus Orange, Riverside and San  Bernardino counties, collectively was designated the South Coast Air Quality Management District (SCAQMD). This area of 10,743  square miles is home to over 16  million people (the second most populated urban area in the United States) and is one of the smoggiest areas in the United States today. California encourages and provides money to assist individual and fleet owners to acquire vehicles that are lng powered. In September 2006, California Governor Arnold Schwarzenegger signed AB 32 into law, which calls for a cap on greenhouse-gas emissions throughout California and a statewide reduction to 1990 levels, by the year 2020. In October 2007, Governor Schwarzenegger signed into law AB 118, which provides approximately $210 million per year for seven years to fund alternative fuel programs, including cng and lng, aimed at reducing greenhouse-gas emissions and improving air quality. Additionally, in February 2007, the governors of five western U.S. states, Oregon, California, Washington, New Mexico and Arizona, announced a joint strategy to implement market-based programs within 18 months to reduce global warming pollution. Further, in October 2007, the California Energy Commission adopted the AB 1007 State Alternative Fuels Plan that establishes goals of displacing 26% of California's petroleum fuel use by 2022 with alternative fuels, including natural gas.

In response to the limitation of these natural resources and air quality, there was a significant rise in biodiesel and ethanol production plants completed in 2006 and 2007, resulting in fierce competition for grains and feed stocks between the world’s 800 million motorists who want to maintain their mobility. From an agricultural vantage point, the automotive demand for fuel is insatiable. Annual U.S. corn exports of some 55 million tons account for nearly one fourth of world grain exports. The corn harvest of  Illinois ,the leading producer in America, exceeds the entire grain harvest of Canada. The U.S. corn crop accounts for 40 percent of the global harvest, and supply’s 70 percent of the world’s corn exports. This unprecedented diversion of the world’s leading grain crop to the production of fuel has affected prices everywhere. As the world corn price rises, so too do those of wheat and rice, both because of consumer substitution among grains, and because the crops compete for land. On the whole this has caused  rising feedstock prices. Both corn and wheat futures were already trading at 10-year highs in late 2006. With corn supplies tightening fast rising prices affected both biodiesel and ethanol fuel markets during 2007, resulting in a general slowdown in growth for the industries worldwide.

The growth of the biofuels industry has been based upon the principles of energy security, energy diversification, and the green agenda. As with renewable energy generation, biofuels is a regulatory driven market whose development is significantly affected by differing national policies, support regimes, and trade tariffs. Biofuels is the first renewable technology that challenges governments to cooperatively develop environmental mechanisms that complement each other to foster a sustainable industry.

Government Policies and Acts 

The Energy Independence and Security Act of 2007 was passed in December 2007.   The Renewable Fuels Mandate will increase the use of renewable fuels by 500 percent - requiring fuel producers to supply at least 36 billion gallons of renewable fuel in the year 2022. The Vehicle Fuel Economy Mandate specifies a national mandatory fuel economy standard of 35 miles per gallon by 2020, which will save billions of gallons of fuel and increase efficiency by 40 percent.

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

EARTH BIOFUELS OPERATIONS

Earth Biofuels is one of the first companies to vertically integrate the biofuels industries through the construction and operation of production facilities, the coordination and management of blending and transportation services, the marketing and implementation of a multi-state distribution program, and the building of a branded retail presence on a potentially nationwide scale. In addition, Earth Biofuels continues to facilitate the passage of legislative policies that integrate biofuels into our national fuel supply and that provide a sustainable business environment for the American biofuels industry. With an emphasis on quality and efficiency, Earth’s production and distribution divisions work hand-in-hand to ensure that Earth Biofuels biodiesel meets or exceeds American Society of Testing and Materials (“ASTM”) specifications. Earth uses feedstock from American farmers and distributes fuel as close to the source of production as possible.

Earth Biofuels’ management implemented an aggressive growth strategy in 2006, which focused on the construction or acquisition of additional biodiesel production facilities and the expansion into ethanol production; the expansion of biodiesel blending and distribution centers; the development of a transportation and delivery infrastructure; and the marketing of BioWillie pump locations to truck stops and gas stations nationwide. The domestic biodiesel market had experienced exponential growth over the previous five years, rising from 2  mmgy (million gallons per year) in year 2000 to more than 50 mmgy in 2005, making biodiesel the fastest growing alternative fuel in the United States. However, during early 2007 the costs of feedstock soared to unprecedented levels, whereby it made it no longer profitable to produce biodiesel and ethanol fuels for mid level market producers such as Earth. The past year has been challenging. Despite the many obstacles this Company and the industry of  alternative fuels as a whole have faced, we at Earth Biofuels remain committed to the belief that not only is the future bright for alternative fuels, but that it is an absolutely essential part of our country’s energy policy.  This vision has kept us committed to the survival and success of our Company.

Earth Biofuels is a small company in an emerging industry that met with significant market resistance in 2007 due to rising biofuels feedstock prices and the uncertainties and difficulties that new industries inherently face. In spite of these challenges, we believe that the Company’s strategy and future are sound.   In 2008, we feel that we will turn the corner by capitalizing on our successes and turning our setbacks into new opportunities.   Further, through perseverance, 2008 will be a year that many of the Company’s original objectives will be brought to life.

In the coming year, the Company’s plan will focus on four main components:
•
Earth LNG  is a wholly-owned subsidiary of Earth Biofuels.   It is currently the second largest producer and marketer of vehicle-grade Liquefied Natural Gas (LNG) in the western United States.   www.altlng.com

•
“BioWillie®” Biodiesel - Earth Biofuels, Inc. will continue this production and marketing segment via the ongoing licensing and distribution of “BioWillie®” Biodiesel fuel.   Critical to biodiesel production is control of economical feedstock oils - the Company has a heightened focus on this aspect.    www.biowillieusa.com

•
“Willie’s Place at Carl’s Corner” - Earth Biofuels, Inc. is involved in the rebuilding of this one-of-a-kind, full-service truck stop and entertainment destination, slated for its grand opening in Summer 2008.   This will allow for the further development of our retail distribution and sales objectives. www.williesplacetx.com

•	The Company will continue to explore the development of cellulosic ethanol production technologies.

With crude oil prices reaching an all-time high and with consumer demand predicted to outpace supply in the very near future, the renewable fuels industry (and Earth Biofuels, in particular) is perfectly positioned to capitalize in the rapidly-growing, increasingly-necessary alternative fuels sector.

BIODIESEL PLANTS AND INVESMENTS

Durant Oklahoma-During 2006 the Company constructed a 10 mmgy (million gallons per year) capacity pure biodiesel (B100) production plant in Durant, Oklahoma. The facility is strategically located off US 75, approximately 95  miles north of Dallas, Texas, and has the ability to serve the commercial and retail markets of Dallas/Ft. Worth. In addition, the plant is located in an area that allows for the inbound supply of feedstock by local farmers and the outbound transportation of biodiesel fuel via an on-location railroad spur. Due to the significant rise in soybean oil prices, the company was idle for most of 2007 and is currently focusing on retrofitting the plant to be able to process yellow grease. Yellow grease is basically cooking grease, is easily accessible, and represents a significant reduction in cost from the existing market prices for soybean oil and other feedstocks.

BIG-During 2006, Earth invested $5  million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45  million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

Earth Biofuels Technologies-During  2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr.  Miquel J. Dabdoub. A professor from the University of São Paulo in Brazil, Dr.  Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr.  Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. As a world-renowned biodiesel authority and the holder of proprietary technologies relating to the construction of biodiesel facilities, he is an expert in the efficiencies, output capacities, and quality control measures relating to biodiesel production and processing. Earth holds the exclusive rights to Dr.  Dabdoub’s technologies throughout North America, and together in 2006, a new entity was formed. Accordingly, the purpose of the new entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. This company is to be funded from construction contracts obtained. There were no properties under construction as of the year end 2007. The operations of this entity are consolidated with Earth.

Trucker’s Corner  — During 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P., and increased it’s investment to 50% in 2007.   This investment consists of a retail facility which was formerly called Willie’s Place at Carl’s Corner. It is currently under construction and is expected to be open in July 2008. The truck stop complex will offer many amenities for truckers and travelers. The features will include two restaurants, a convenience store, gift shop, Willie Nelson memorabilia, the original 850-seat theater, media and gaming lounges, laundry facilities, private showers, and BioWillie® brand biodiesel fuel. In addition, to this facility, Earth is in the process of obtaining a biodiesel plant located at the facility, and is pursuing distribution chains in the Texas areas.

LIQUIFIED NATURAL GAS PLANTS AND INVESTMENTS

Earth LNG, Inc.-Topock, Arizona-During the fourth quarter of fiscal 2006 Earth completed the acquisition of Apollo LNG, Inc., a Texas company (the “LNG Business”). The acquisition of the LNG business marked the initial entrance of Earth into the liquefied natural gas production business. The acquisition added the largest producer of wholesaler vehicle-quality LNG in the western United States and Mexico, and has allowed Earth to be more diversified. Earth believes this acquisition will be a major part of establishing future financial stability. The LNG company acquisitions have produced revenues in the last two years in excess of $50  million. The liquefied natural gas (lng) processing facility is located in Topock, Arizona and currently produces over 87,000 gallons of vehicle-grade lng per day running at approximately 94% efficiency (capacity of 95,000 gallons per day). Earth LNG offers turnkey fuel solutions, including clean lng fuel (99% methane gas), where the insulated storage tanks are kept below ground, delivery, equipment storage, fuel dispensing equipment and fuel loading facilities.

The production facility located in Topock, AZ, is just one mile east of the Arizona border with California. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs and is sold primarily to municipal and commercial fleet customers located along the west coast of California. Earth LNG’s primary customers in California are municipal fleets such as Port Yard Tractors, Orange County buses and garbage trucks, Orange County Transportation (city buses), as well as commercial vehicles like those belonging to United Parcel Service in the Los Angeles area, and overnight return-to-base, garbage-disposal fleets up and down the west coast. The plant’s natural gas feedstock supply is fed by a natural gas pipeline. Other feedstock sources for LNG production can come from landfill gas or other methane sources like agricultural biomass facilities. Earth’s distribution of LNG is accomplished through the largest and most effective LNG distribution infrastructure in the industry. Special cryogenic tank trailers are used to transport ultra-cold liquefied natural gas from manufacture to small-scale storage for end users. Earth LNG owns several of these specialty trailers and through its close relationship with the Jack B. Kelley trucking company, has access to the nation’s largest fleet of these trailers. Earth LNG has experience and expertise in obtaining and installing LNG fuel dispensing equipment, and understands federal government grants that facilitate conversion of  vehicles to use LNG. Earth is therefore able to assist new customers to begin using LNG fuel. Earth LNG has access to approximately 54 trailers, and over 50 customer locations.  Government mandates, incentive programs, grants and tax credits encourage companies and municipalities to convert to the use of LNG. The domestic LNG business is in line with the core focus of Earth Biofuels, which is the production and marketing of clean-burning alternative fuels that help reduce dependence on foreign oil.

Earth LNG is set to move its product line to the next level in the current market place. Due to the increase in demand Earth is currently working towards constructing additional LNG production capacity. Plans include methane gas from southern California landfills, new pipeline-fed LNG plant construction in the Southern California/Arizona region, new natural gas liquefiers at several anaerobic digester sites, and other landfill gas projects that are in the initial planning stages with outside partners. The vision is to continue streamlining operations to reduce expenses and to capture a portion of the new federal tax credits, thereby creating additional margins to fund expansion projects. With this additional supply, increased margins, and a commitment to quality customer service, Earth LNG will continue to be the supplier of choice for vehicle-grade LNG well into the future.

ETHANOL PLANTS AND INVESTMENTS

Jamesville, North Carolina

On June 7, 2006, Earth entered into a non-binding letter of intent to invest in a joint venture which consists of a proposed 50-million gallon ethanol production plant in Jamesville, NC. It was anticipated that the construction of phase I of the facility would take approximately 12 to 14 months, after which time it is estimated the plant will produce approximately 55 MMGPY.   The construction of phase II will take approximately six months after the completion of phase I, after which time it is estimated the plant will produce approximately an additional 55 MMGPY. In connection with the non-binding letter of intent, we have loaned an aggregate of $5.2 million to Albermarle Bio-Refinery, Inc. for the purposes of permitting, engineering and site improvements. The site had not commenced construction as of December 2007, and due to the significant increase in raw material costs during the year the investment was reduced to zero as of the year end 2007.

Dependence on Key Suppliers  —

As a producer and distributor of biodiesel and lng fuels, Earth is not currently dependent on any single supplier.

Quality Standards  —

ASTM (American Society of Testing and Materials) International is a consensus-based standards group, comprised of engine and fuel injection equipment companies, fuel producers, and fuel users whose standards are recognized in the United States by most government entities, including states with the responsibility of insuring fuel quality. The specification recognized by the United States.  EPA for biodiesel (B100) that is used as a blend stock (to make B20 and other blends) is ASTM D6751-03. The specification for B20 diesel fuel is ASTM D 975. Specifications are not dependent on the particular feedstock oil used to produce the biodiesel or the specific process employed, allowing for a more diverse supply source of feedstock.

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

At March 31, 2008 Earth had a total of approximately 39  full-time employees. Earth’s employees are not represented by a labor union and are not subject to any collective bargaining agreement. Earth considers its employee relations to be good.

Reports to Security Holders  —

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

ITEM  2.   Properties.

In addition to properties described above in Item  1, we have certain other properties described below.

Land and other operating properties  —

Earth owns and operates a 10 mmgy capacity biodiesel production plant on approximately 4  acres of land in an industrial park in Durant, Oklahoma.

On October 17, 2005 Earth leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and director of Earth. The lease agreement is for a 5 year term and provides for monthly payments of $10,000. EBO is responsible for operations and repair and maintenance of the facility.

Earth LNG, Inc. is a wholly owned sub of Earth Biofuels, Inc. Earth owns a liquefied natural gas (lng) processing facility in Topock, Arizona, that currently produces over 87,000 gallons of vehicle-grade lng daily. Lng produced by the plant is sold primarily to municipal and commercial fleet customers located along the west coast of California.

ITEM  3.   Legal Proceedings.

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of  $2,500,000 and the issuance of 1,500,000  shares of its common stock to Vertex Energy. In Harris County District Court, Vertex Energy, LP  & Benjamin P. Cowart alleged breach of contract on January 26, 2007, and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Vertex Energy filed its First Amended Petition on February 8, 2008, enjoining Jason Gehrig to the case. Earth is currently in the discovery motion stage with Vertex Energy regarding disclosures, interrogatories, and requests for production. The investment in this company and related plant was deemed impaired due to lack of operations and was charged to earnings totaling $2,435,000 during 2006, and $2,543,000 during 2007, resulting in total estimated impairments of $4,978,000. Should Vertex prevail in the above proceedings Earth would receive the facility in question.

In April 2007, JM Allen  & Associates, Inc. filed a civil action in the District Court of Rusk County, Texas for the 4th  Judicial District of Texas, entitled JM Allen  & Associates, Inc. v. Earth Biofuels,  Inc., Case No.  2007-160, alleging fraudulent inducement and non-performance under a series of oral alleged agreements to provide labor and materials in the aggregate amount of $1,900,000; and also filed a request for disclosure, admissions, interrogatories, and request for production of documents. On February 1, 2008, Earth entered into a settlement agreement with JM Allen for $410,000. This amount has been included in accounts payable and accrued expenses.

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed a settlement agreement dated April 1, 2008, whereby Earth will pay $552,800 to Pacific Biodiesel in full settlement of their claim. Accordingly, $552,800 has been included in accounts payable and accrued expenses.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5  million aggregate senior convertible notes that were due in 2011 to eight institutional investors.   Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October  1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement. Subsequent to the second quarter of 2007, certain of the note holders, filed with the bankruptcy courts a Chapter  7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”).  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 180 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes of $100,651,173. Total accrued penalties were approximately $48,151,000 as of December 31, 2007.

YA Global Investments, LP, formerly Cornell Capital Partners, LP, filed their Complaint against Earth Biofuels on February 1, 2008 in the Supreme Court of the State of New York in the County of New York. The Plaintiff alleges claims of 3 counts of breach of contract against the Defendant; wherein, the parties are currently in the pleading stage. This investor was one of the original accredited investors in the Securities Purchase Agreement dated July 24, 2006.

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $500,000 in regards to claims deemed probable to occur in accounts payable and accrued expenses as of December 31, 2007.

We may become party to various legal actions that arise in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations. However, we believe that the ultimate resolution of such actions will not have a material adverse affect on our consolidated financial position, results of operations, or liquidity.

ITEM  4.    Submission of Matters to a Vote of Security Holders.

In November 2007, our board of directors approved and recommended to our stockholders an amendment to our stock option plans.

On June 12, 2006, our board of directors approved and recommended to our stockholders an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock from 250,000,000 to 400,000,000. Also on June  12, 2006, in accordance with Delaware law and our bylaws, Apollo Resources, the holder of a majority of our issued and outstanding shares of common stock, executed a written consent adopting and approving the amendment to our certificate of incorporation. The written consent of common stockholders was executed by Apollo Resources International, Inc. which, as of June 12, 2006, held approximately 62% of the shares of common stock eligible to vote. The amendment to our certificate of incorporation did not become effective until filing with the Secretary of State of Delaware on July 21, 2006.

Effective June  12, 2006, our Board of Directors appointed Mr. Herbert E. Meyer as a member of our board of directors. On June 9, 2006, we entered into a consulting agreement with Mr.  Meyer, pursuant to which he agreed to provide consulting services relating to energy policies, strategic planning, and such other matters as we may request. In exchange for such services, we issued Mr. Meyer. 600,000 shares of our common stock. The agreement has a two-year term but is terminable by us upon thirty days written notice.

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

Quarter Ended	High	Low
December 1, 2007	$ .05	$ .04
September 30, 2007	.05	.04
June 30, 2007	.20	.18
March 31, 2007	.42	.41
December 31, 2006	$ 1.29	$ .98
September 30, 2006	2.35	2.25
June 30, 2006	3.15	2.85
March 31, 2006	2.65	2.44

Holders of Record

As of December 31, 2007 there were approximately 198 holders of record of Earth’s common stock, although we believe that there are additional beneficial owners of our common stock who own their shares in “street name.”

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. It is not anticipated that any dividends will be declared for the foreseeable future on our common stock.

Equity Compensation Plan Information

In   November 2007, our board of directors approved and recommended to our stockholders an amendment to our stock option plans to provide for 40,000,000 shares of common stock. On January 1, 2008 the Company filed an S-8 to register 12,500,000 shares for issuance upon exercise of options as granted under the amended and restated stock option plan. Our Board of Directors and a majority of our stockholders adopted a written stock option and award plan in 2006. This plan provides for the grant of options or restricted share amounts for up to 5,000,000 shares of common stock. From time to time our Board of Directors has in the past, and may in the future, issue to consultants or other third parties common stock, and options or warrants that are not pursuant to the plan for compensatory purposes or pursuant to financings. The table below sets forth certain information as of December 31, 2007 regarding the shares of our common stock granted or issuable upon exercise of options or warrants granted as compensation for services.

Description	Number of Securities Issued or Issuable Upon Exercise of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in the First Column of this Table)

Compensatory common stock awards approved by security holders	40,000,000	0
Compensatory common stock awards and warrants or options not approved by security holders	0	N/A

Description of Securities

Common Stock  — As of December  31, 2007, Earth had 278,389,134  shares of its common stock issued and 276,554,134  shares outstanding; 400,000,000  shares authorized. Common stock holders have full voting rights.

Preferred Stock  — As of December 31, 2007 there were no shares of its preferred stock issued or outstanding and 15,000,000  shares are authorized.

Debt securities and Warrants  —

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors. The notes carried an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725  shares of common stock to the investors and five-year warrants to purchase 1,357,759  shares of common stock to Earth’s placement agent, at $2.90  per share.

On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1 million aggregate senior convertible notes that were due in 2011 to two institutional investors. The notes were converted into 16,818,155 shares of the Company’s common stock during the fourth quarter of 2007. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759 shares of common stock to the investors at $2.90 per share.

Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement dated July  24, 2006 and August 11, 2006. Subsequent to year end Earth brought all coupon rate interest current totaling $1,574,222, plus the second interest payments due. However,  subsequent interest and principal payments due under the notes were not made and as such, penalties and interest totaling approximately $48 million have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge.

Subsequent to the quarter ended June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July  24, 2006, filed with the bankruptcy courts a petition for Chapter  7 - Involuntary Liquidation against the company.

On November 14, 2007, Earth Biofuels, Inc. negotiated and executed a settlement agreement with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.   The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 180 days.

Registration Rights  —

Earth was obligated under Registration Rights Agreements to file, on the 30th  day following the agreements, a Registration Statement with the SEC registering for resale shares of common stock, and shares of common stock underlying investor warrants and certain of the placement agent warrants, issued in connection with the private offerings. If (i)  Earth did not file the Registration Statement within the time period prescribed, or (ii)  Earth failed to file with the SEC a request for acceleration in accordance with Rule  461 promulgated under the Securities Act of 1933, within five trading days of the date that Earth is notified (orally or in writing, whichever is earlier) by the SEC that the Registration Statement will not be “reviewed,” or is not subject to further review, or (iii)  the Registration Statement filed or required to be filed under the Registration Rights Agreement was not declared effective by the SEC on or before 120  days following March  23, 2005, or (iv)  after the Registration Statement is first declared effective by the SEC, it ceases for any reason to remain continuously effective as to all securities registered there under, or the holders of such securities are not permitted to utilize the prospectus contained in the Registration Statement to resell such securities, for more than an aggregate of 45 trading days during any 12-month period (which need not be consecutive trading days) (any such failure or breach being referred to as an “Event,” and for purposes of clause  (i) or (iii)  the date on which such Event occurs, or for purposes of clause  (ii) the date on which such five-trading day period is exceeded, or for purposes of clause  (iv) the date on which such 45-trading day-period is exceeded being referred to as “Event Date”), then in addition to any other rights the holders of such securities may have under the Registration Statement or under applicable law, then, on each such Event Date and on each monthly anniversary of each such Event Date (if the applicable Event shall not have been cured by such date) until the applicable Event is cured and except as disclosed below, Earth is required to pay to each such holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.5% per month of the aggregate purchase price paid by such holder pursuant to the Securities Purchase Agreement relating to such securities then held by such holder. If Earth fails to pay any partial liquidated damages in full within seven days after the date payable, Earth is required to pay interest thereon at a rate of 15%  per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to such holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages are to apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event.

Such non-filing of the registration statement potentially impacted and breached those certain Registration Rights Agreements with Earth and certain investors including Lance Bakrow, Tom Groos, Marc Weill, Josh Cohen, Kamunting Street Master Fund, Ltd., and K Street Emerald Fund, LLC..

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

Change in Securities and Use of Proceeds  — (all amounts in thousands)

Description	2007 Amount	2007 Shares	2006 Amount	2006 Shares

Shares issued for services	3,991	7,800	40,356	11,537
Shares issued in connection with debt financing	286	10,250	—	—
Shares cancelled	(6)	(6,000)	—	—
Shares issued to related parties	1,801	8,219	—	—
Shares issued related to investments	—	—	57,485	31,245
Shares issued for converted debt	1,202	16,922	1,500	3,000
Shares issued for cash	1,522	7,872	10,810	25,953
Purchase and sales of treasury shares	(156)	(1,556)	(463)	(279)

Total shares issued during the year	$ 8,640	43,507	$ 109,688	71,456

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  —

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

On April  8, 2006, we entered into a securities purchase agreement, pursuant to which we issued 6,400,000  shares of our common stock to accredited investors, in consideration for the payment of approximately $3.2  million. We will use the proceeds, in concert with other funds, to acquire a 50% equity interest in an entity which will own and operate a planned ethanol plant in New Orleans, Louisiana. Contemporaneously with the execution and delivery of the securities purchase agreement, we entered into a registration rights agreement, pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock issued pursuant to the securities purchase agreement. The sale of these shares of our common stock to accredited investors was made in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 12, 2006, we issued 125,000 shares of our common stock in connection with our April  20, 2006 acquisition of a 25% limited partnership interest in Trucker’s Corner, L.P. In addition, Trucker’s Corner received $1.1 million from us and 25,000 shares of Apollo Resources’ common stock from Apollo Resources International, Inc. (Earth’s parent). Our shares of common stock were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act.

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

During the quarters ended June 30, and September 30, 2006, respectively we issued convertible notes and warrants to institutional investors in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act as follows:

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

•
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

•
On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5  million aggregate senior convertible notes that are due in 2011 to eight institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90  per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725  shares of common stock to the investors and five-year warrants to purchase 1,357,759  shares of common stock to Earth’s placement agent, at $2.90 per share. Earth used the net proceeds from this offering to repay in full the remaining unpaid principal and accrued and unpaid interest on its $20.0  million aggregate principal amount of senior convertible promissory notes issued in May, June and July 2006, and expects to use the remaining proceeds from the offering for its program of building and acquiring interests in biodiesel and ethanol production facilities, and for other general corporate purposes.

•
On August 11, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $1.1  million aggregate senior convertible notes that are due in 2011 to two institutional investors. The notes initially carry an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90  per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 232,759  shares of common stock to the investors at $2.90  per share. The shares issued to an accredited investor included registration rights therein.   On November 29, 2007 these notes were converted pursuant to the original conversion terms and pursuant to a Settlement Agreement with the Company, whereby conversion shares and make whole shares were issued totaling 16,818,155 shares to extinguish the debt.

•
In connection with the 8%  senior convertible notes issued in July 2006, Earth incurred loan costs in the amount of $3,452,000, of which the unamortized balance was written off during 2007 due to the above legal proceedings and involuntary bankruptcy filings.

•
On January 18, 2007, we issued warrants for 375,000  shares of our common stock to three investors in connection with a loan agreement totaling $750,000.   The loan was repaid at maturity during the second quarter of 2007. As of December 31, 2007, 250,000 shares of common stock were issued in connection with the exercise of above warrants. These shares were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act.

•
On February 28, 2007, our LNG subsidiary obtained a term note totaling $15 million, and line of credit facility totaling $5  million. The $15  million term loan is due and payable in 3  years, with interest accruing at LIBOR plus 1,000  basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36  per share for 10  years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $202,560 for the year ended December 31, 2007.

•
In addition, on March  23, 2007, Earth obtained a $9  million term loan facility, and a $2 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The principal amount is due in 3  years with interest payable at LIBOR plus 1,000 basis points. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36  per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the year ended December 31, 2007.

•
In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.

•
On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000.   The note and interest of 10% is due at maturity on March 15, 2008.These shares were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act.

•
The Company has guaranteed secured notes issued to the parent Apollo Resources International, Inc. (“ARI”) (the parent), The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February  12, 2007. As of December 31, 2007 the notes have been repaid through the sale of underlying collateral, and from the issuance of 7,218,750 additional shares of the Company’s stock, resulting in a net contingent liability of approximately $1.4 million still owed to the third party, and recorded in accounts payable on the Consolidated Balance Sheets of Earth. The fair market value of the additional shares issued and the remaining contingent liability was recorded as a reduction of amounts due to the parent from prior advances, resulting in no charges to earnings for Earth.

•
During the year ended December 31, 2007, we issued approximately 4,500,000  shares of our common stock to employees for services rendered, and 3,300,000  shares of our common stock to for consulting services. These shares were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act.

ITEM  6.    Management’s Discussion and Analysis.

The following discussion and analysis should be read in conjunction with Earth’s Financial Statements, together with the notes to those statements, included in Item  7 of this Annual Report on Form  10-KSB.

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel, ethanol and liquid natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic biodegradable diesel fuel made from soybean and other vegetable oils, and used recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also has investments in various Ethanol plants. The plants are pending construction, however there were no operations as of year end December  31, 2007.   Ethanol is another renewable alternative fuel. Ethanol, also known as ethyl alcohol or grain alcohol, and is produced primarily from corn and wheat. Earth also produces and distributes liquefied natural gas, or LNG, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

Our primary sources of revenue for the years ended 2007 and 2006 are from the sale of biodiesel fuels and LNG. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. For our LNG products the production facility is located in Topock, AZ, which is just one mile east of the Arizona-California border. The plant has a maximum capacity of 95,000 gallons per day, and is currently running at approximately 94% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs.

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

Acquisition of Apollo LNG  — On November 22, 2006, Earth acquired all of the issued and outstanding shares of Apollo LNG, Inc (The “LNG Business”) in exchange for 18,844,222  shares of Earth’s common stock as consideration. The LNG Business had been previously acquired by Earth’s parent Apollo on December  7, 2005. The shares were contributed to a newly formed company named Earth LNG Inc. (“LNG ”). The primary operations are located in Arizona and California.

Under the guidance in Statement of Financial Accounting Standards (SFAS) No.  141 transactions between companies under common control are to be accounted for at their historical cost basis. The transaction between Earth and Apollo LNG was a transaction between entities under common ownership and therefore, there was no adjustment for the fair value of the assets acquired. Certain provisions in Accounting Principles Board Opinion 16 relating to application of the pooling method provide a source of continuing guidance on the accounting for transactions between entities under common control. In accordance with SFAS  141 and the related appendix (D17) the prior year’s information was restated to furnish comparative information. As such, Earth has amended its 2005 financial statements to reflect the acquisition of Apollo LNG, Inc, as of December 7, 2005, and will provide pro-forma information as if the entity had been acquired as of the beginning of the year 2005. Refer to the audited financial statements set forth beginning on page  F-1 to this report on Form  10-KSB.

Continuing Losses.   We have had net losses from operations each year since inception in 2005, and there can be no assurance that we will be profitable in the future. Our financial results depend upon many factors that impact our results of operations including sales prices of natural gas, soy oil and corn, the volume of sales of liquefied natural gas, biodiesel and ethanol, availability and the level and success of production, development and distribution activities and financial resources to meet cash flow needs. In addition, investors holding $52.5 million in senior unsecured notes filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against EBOF during the second quarter of 2007. However, on November 14, 2007, EBOF negotiated and executed a settlement agreement (the “Agreement”) with the above note holders.  The Agreement required the creditors to dismiss their petition of bankruptcy.

Under the terms of the Agreement, EBOF and subsidiaries granted certain security interests to the creditors and will execute a restructuring plan within 180 days. In addition, one of the accredited investors of the original eight accredited investors purchased four of the original investors interest, whereby reducing the number of credit holders to three. The Company is currently in negotiations with the remaining investors to settle the outstanding debts. The Company intends to sell certain operating assets and liabilities of the LNG business through a reverse merger and public offering of the LNG Business, and raise $35 million in the newly formed public company. Management expects that the LNG Business will be released as a guarantor of the EBOF notes totaling $52.5 by providing the note holders with a security interest in the newly formed public company (the “Restructuring”).  The Restructuring will allow the Company to build new fueling stations, expand geographically and improve the Company’s sales and marketing efforts.

Management believes that the LNG Business has substantial market value that is not necessarily reflected by the accompanying financial statements.  The LNG company acquisitions have produced revenues over the past two years in excess of $50 million, and this market has been the focus of Earth LNG’s underlying company efforts for over ten years. While cash flows from operations were flat year over the current year, the second half of 2007 demonstrated positive trends due to renewed and new customer contracts, significant cost restructurings and management improvements. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 87,000  gallons per day, with a maximum capacity of 95,000 gallons per day.

The supply of LNG in the United States and Canada is limited. We believe that increasing our LNG supply will enable us to increase sales to existing customers and to secure new customers. We use our LNG supply relationships and strategically located LNG production capacity to give us an advantage. We also are in the process of building an LNG liquefaction plant in California that will enhance our ability to serve California, Arizona and other western U.S. markets and will help us to optimize the allocation of LNG supply we sell to our customers. Also, in October 2007, we entered into an LNG sales agreement with Spectrum Energy Services, LLC (SES), whereby we will purchase, on a take-or-pay basis over a term of 10 years, 16 million gallons of LNG per year from a plant to be constructed by SES in Ehrenberg, Arizona, which is near the California border. In the future, we may also acquire natural gas reserves or rights to natural gas production to supply our LNG plants.

During the first two quarters of the year the company obtained approximately $31 million in credit facilities.  The credit facilities consisted of two term loans totaling $24 million, due in 3 years. and are secured by the LNG plant facility in Topock, Arizona, and the biodiesel plant located in Durant Oklahoma. There is also $7 million in revolving credit facilities which are advanced at the rate of 85% of accounts receivable.   The term loan credit facilities were amended during the fourth quarter of 2007, and the facility was increased by $4.7 million.

The Company is also in the process of refinancing the term debt related to the Durant, Oklahoma biodiesel plant, and retrofitting the plant to allow for usage of other types of raw materials besides soybean oil.  Due to the significant increase in feedstock prices during the year this plant was idle for most of 2007, resulting in reduced profit margins.  Management is currently focusing on retrofitting the plant to be able to process yellow grease. Yellow grease is basically cooking grease, is easily accessible, and represents a significant reduction in cost from the existing market prices for soybean oil and other feedstock’s. In addition, the Company is actively seeking acquisition of companies which handle this material, and to provide turnkey solutions for distributions throughout Texas and other markets of the Bio-Willie diesel brand fuel.

Earth believes the LNG business will be a major part of establishing future financial stability of the Company. The Company also believes the above measures will significantly enhance the liquidity position, profitability and allow for repayment to the $52.5 notes holders. Earth’s management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of December 31, 2007, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through other offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of Year Ended December 31, 2007 To the Year ended December 31, 2006

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

Year Ended
December 31,
	2007	2006
Revenues:
Sales revenue	100%	96%
Energy production credits	— %	4%
Total revenues	100%	100%
Cost of sales	81%	98%
Gross profit	19%	2%
Compensation	32%	30%
Other selling, general and administrative	54%	69%
Depreciation and amortization	11%	5%
Write-off of intangibles	40%	— %
Net loss from operations	(119)%	(102)%
Impairment of investment	81%	6%
Bad debt expense	25%	— %
Interest expense	217%	55%
Net (loss)	(452)%	(162)%

Revenue.   Total revenue for the year ended 2007 decreased $14.5  million, or 35%, to approximately $27.1  million from approximately $41.5  million in 2006. The decrease in total revenue is primarily the result of decreased sales of biodiesel, due to rising costs of feedstock during 2007.  During the year ended 2006, we sold approximately 6,048,000 gallons of biodiesel and 23,000,000 gallons of liquefied natural gas. During 2007 we sold approximately 431,359 gallons of biodiesel and 24,000,000 gallons of lng. Biodiesel revenues were approximately $1 million in 2007 from approximately $14.8 million in 2006.  Lng revenues were approximately $26 million in 2007, from approximately $25 million in 2006.

Cost of Sales.    The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesel, petro fees, chemicals, and related costs of production. Our cost of sales excludes depreciation, amortization and compensation related to the production of alternative fuels. Cost of sales for the year ended 2007 decreased $18.7  million, or 46%, to approximately $22 million from approximately $40.7 million for 2006. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel, and resulting decrease in purchases of feedstock. Biodiesel cost of sales were approximately $1.2  million in 2007 from approximately $16 million in 2006.  Lng costs of sales were approximately $20.9 million in 2007, down from approximately $24.7 million in 2006.

Compensation.   Compensation for the year ended 2007 decreased approximately $3.7  million to $8.6, and related primarily to reduction in work force and reduction in EBOF shares issued to employees in 2007. The shares issued as share based compensation were valued at market consistent with SFAS  No.  123(R), “Share-Based Payment” (“SFAS  No.  123(R)”).

Other Selling, General and Administrative Expenses.   The types of expenses included in the selling, general and administrative expenses include office expenses, insurance, professional services and shares issued to consultants for consulting services, travel expenses and other miscellaneous expenses. Other selling, general and administrative expenses for the year ended 2007 decreased approximately $35.3 million from approximately $49.8  million for the same period in 2006. The 2007 costs decrease consists of reductions in consulting, marketing, professional, administrative and travel expenses. The shares issued as share based compensation were valued at market consistent with SFAS  No.  123(R), “Share-Based Payment” (“SFAS  No.  123(R)”).

Depreciation and Amortization.   Depreciation and amortization for the year ended 2007 increased to approximately $31 million from $2.2 million for the same period in 2006. The increase in depreciation and amortization is related primarily to purchases of plant and equipment.

Impairments. Goodwill related to the prior acquisition of Distribution Drive, trademarks, and a non-compete agreement totaling $10.9 million were all deemed impaired due to continuing losses related to biodiesel fuels.

Gain on derivatives. A gain totaling $22 million was recorded in 2006 relating to convertible debts and securities. There were no derivative contracts during 2007.

Impairment of investments and Bad debt expenses. Investments in various proposed biodiesel and ethanol plants were deemed impaired during 2007 totaling $28.8 million for the year ended 2007.

Interest Expense.  Interest expense consisted primarily of interest fees, late charges, redemption premiums and registration penalties related to defaults on agreements in late 2006 and 2007. Interest expense also consisted of the amortization of debt discounts associated with beneficial conversion features and various bank fees for new loans.  Interest expense related primarily to long term debts for the year ended 2007, and was approximately $58.9 million from $23 million for the same period in 2006.

Loss on marketable securities.   Loss on marketable securities in 2007 increased to approximately $1.1 million from $487,000 in 2006. Loss on marketable securities for 2006 related to mark to market on fuel futures, whereas in 2007 the losses represent primarily permanent impairment and reclassification adjustments for unrealized losses on marketable securities.

Comparison of Year Ended December  31, 2006 To the Year ended December  31, 2005

The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.
	Year Ended
	December 31,
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

Liquidity and Capital Resources

Overview.   Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long-term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. During 2007 our cash and cash equivalents decreased by $249,000 from 2006. Net cash used in operating activities was $15.9 million in 2007 compared to $22.5 million in 2006.   The decrease in net cash used  in operating activities relates to reduced production of biodiesel in 2007 due to the significant increase in raw material cost of feed stocks.

Net cash used in investing activities was $9.4  million for 2007, compared to net cash used in investing activities of approximately $46.0 million for 2006. The decrease in net cash used in investing activities relates to the completion of the Durant facility in 2006, and thus reduced purchases of fixed assets in the amount of approximately $9  million from 2006.   In addition, advances and investments were  significant in 2006 totaling approximately $33.5 million as part of the entry into the biodiesel, ethanol and lng businesses.

Net cash provided by financing activities was $25 million for 2007, compared to net cash provided by financing activities of $63.3  million for the same period in 2006. Cash flows provided by financing activities during 2007 relate primarily to the issuance of term debt facilities and lines of credit totaling $35.6 million, less the repayment of prior debts of $9.4  million, and offset by debt issuance costs of $2.9 million. In addition, $1.5  million relates to proceeds from the issuance of common stock in 2007.

We incurred net losses and negative cash flows from operations of approximately $122.5 million and $249,000 respectively, for the year ended 2007. Of the net losses approximately $4  million relates to shares issued to employees and non employees for services rendered, $28.8 million relates to investments and notes receivable deemed impaired and impairment of intangibles of approximately $10.9 million, relating the current economic conditions of the company’s biodiesel and ethanol operations. We had approximately $42,000 in cash and cash equivalents at December  31, 2007. Our working capital deficit at December 31, 2007 was approximately $128.7 million.

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

During 2007, EBOF defaulted under its $52.5 million senior unsecured notes indenture. Subsequent to the quarter ended June 30, 2007, these note holders filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against EBOF. On November 14, 2007, EBOF negotiated and executed a settlement agreement (the “Agreement”) with the above note holders.  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, EBOF and subsidiaries granted certain security interests to the creditors and will execute a restructuring plan within 180 days.

In addition, one of the accredited investors of the original eight accredited investors purchased four of the original investors interest, whereby reducing the number of credit holders to three. The Company is currently in negotiations with the remaining investors to settle the outstanding debts. The Company intends to sell certain operating assets and liabilities of the LNG business through a reverse merger and public offering of the LNG Business, and raise $35 million in the newly formed public company. Management expects that the LNG Business will be released as a guarantor of the EBOF notes totaling $52.5 by providing the note holders with a security interest in the newly formed public company (the “Restructuring”).  The Restructuring will allow the Company to build new fueling stations, expand geographically and improve the Company’s sales and marketing efforts.

Management believes that the LNG Business has substantial market value that is not necessarily reflected by the accompanying financial statements.  The LNG company acquisitions have produced revenues over the past two years in excess of $50 million. While cash flows from operations were flat year over the current year, the second half of 2007 demonstrated positive trends due to renewed and new customer contracts, significant cost restructurings and management improvements. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 87,000  gallons per day, with a maximum capacity of 95,000 gallons per day.

The supply of LNG in the United States and Canada is limited. We believe that increasing our LNG supply will enable us to increase sales to existing customers and to secure new customers. We use our LNG supply relationships and strategically located LNG production capacity to give us an advantage. We also are in the process of building an LNG liquefaction plant in California that will enhance our ability to serve California, Arizona and other western U.S. markets and will help us to optimize the allocation of LNG supply we sell to our customers. Also, in October 2007, we entered into an LNG sales agreement with Spectrum Energy Services, LLC (SES), whereby we will purchase, on a take-or-pay basis over a term of 10 years, 16 million gallons of LNG per year from a plant to be constructed by SES in Ehrenberg, Arizona, which is near the California border. In the future, we may also acquire natural gas reserves or rights to natural gas production to supply our LNG plants.
During the first two quarters of the year the company obtained approximately $31 million in credit facilities.  The credit facilities consisted of two term loans totaling $24 million, due in 3 years. and are secured by the LNG plant facility in Topock,Arizona, and the biodiesel plant located in Durant Oklahoma. There is also $7  million in revolving credit facilities which are advanced at the rate of 85% of accounts receivable.   The term loan credit facilities were amended during the fourth quarter of 2007, and the facility was increased by $4.7 million.

The Company is also in the process of refinancing the term debt related to the Durant, Oklahoma biodiesel plant, and retrofitting the plant to allow for usage of other types of raw materials besides soybean oil.  Due to the significant increase in feedstock prices during the year this plant was idle for most of 2007, resulting in reduced profit margins.  Management is currently focusing on retrofitting the plant to be able to process yellow grease. Yellow grease is basically cooking grease, is easily accessible, and represents a significant reduction in cost from the existing market prices for soybean oil and other feedstock’s.
In addition, the Company is actively seeking acquisition of companies which handle this material, and to provide turnkey solutions for distributions throughout Texas and other markets of the Bio-Willie diesel brand fuel.

Earth believes the LNG business will be a major part of establishing future financial stability of the Company. The Company also believes the above measures will significantly enhance the liquidity position, profitability, and allow for repayment of creditors.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.  Based on our current 2008 business plan, which includes cash flows from operations and net proceeds from new equity investors, we expect to continue as a going concern.

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

Revenue Recognition  — The geographic location of our customer base is primarily in the Texas and California markets, although management intends to expand operations throughout the Southeastern and Southwestern United States. Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. We record revenue from federal incentive programs related to the production of biodiesel when we have produced, sold, blended the biodiesel, and completed all the requirements of the applicable incentive program. The Company enters into contracts with various customers, primarily municipalities, to sell lng at index-plus basis market prices (primarily the prevailing index price of natural gas at that time plus basis). The contracts generally range from two to five years. The most significant cost component of lng is the price of natural gas.

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

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in earnings. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS  133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.” As the notes which included derivatives were paid or converted during the quarter, there is no derivative liability at December 31, 2006.

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

Recent Accounting Pronouncements

On February  16, 2006 the FASB issued SFAS  155, “Accounting for Certain Hybrid Instruments,” which amends SFAS  133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS  140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS  155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS  155 also clarifies and amends certain other provisions of SFAS  133 and SFAS  140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September  15, 2006.The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this new standard had a material impact on its financial position and results of operations, which are more accurately described under Item 7-Financial Statements and footnotes related to income taxes and intangible assets, such as goodwill.

Off-Balance Sheet Arrangements

At December  31, 2007, Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual obligations

Current Debt Obligations  —

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5  million aggregate senior convertible notes that were due in 2011 to eight institutional investors. The notes carried an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90  per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725  shares of common stock to the investors and five-year warrants to purchase 1,357,759  shares of common stock to Earth’s placement agent, at $2.90  per share. Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreements. Subsequent to year end Earth brought all coupon rate interest current totaling $1,574,222, plus the second interest payments due. However,  subsequent interest and principal payments due under the notes were not made and as such, penalties and interest totaling approximately $48 million have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge.  Subsequent to the quarter ended June  30, 2007, the note holders of our $52.5  million in private placement offerings dated July  24, 2006, filed with the bankruptcy courts a Chapter  7 - Involuntary Liquidation against the company. On November 14, 2007, Earth Biofuels, Inc ..negotiated and executed a settlement agreement with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year. The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued penalties were approximately $48,151,000 as of December 31, 2007.

On February 28, 2007, our LNG subsidiary obtained a term note totaling $15 million, and line of credit facility totaling $5  million. The $15  million term loan is due and payable in 3  years, with interest accruing at LIBOR plus 1,000  basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36  per share for 10  years. At the date of original issuance the warrants had a relative fair value of $3,674,702. Amortization on the related debt discount totaled $202,560 for the year ended December 31, 2007. The line of credit was used to repay a former line of credit due in 2006.  The balance on the new line of credit as of December 31, 2007 was approximately $1.5 million.

In addition, on March 23, 2007, Earth obtained a $9  million term loan facility, and a $2 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The principal amount is due in 3  years with interest payable at LIBOR plus 1,000 basis points. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36  per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the year ended December 31, 2007. The line of credit balance as of December 31, 2007 was approximately $0.

In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.   In addition the Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.   The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements. However, subsequent to default, the Company received additional funding in the fourth quarter of 2007 from the debtor in the amount of $4.7 million, which increased the above amount of the existing term loan facilities.

In connection with the above facilities interest reserves were escrowed totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collaterized. In addition, Earth incurred loan costs in the amount of $2,854,443 which will be amortized over the term of the notes.

On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000.   The note and interest of 10% is due at maturity on March 15, 2008.These shares were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act. The value of the shares totaling approximately $286,000 was allocated as a discount on the note.

Earth has several other demand notes totaling $415,000 as of December 31, 2007.  The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

Leases  —

On October  17, 2005, Earth leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and director of Earth. The lease agreement provides for monthly payments of $10,000 over a five year term. EBO is responsible for operations and repair and maintenance of the facility.

Minimum lease payments for the next five years are approximately $120,000.

Total rent expense for the year ended December 31, 2007 was approximately $207,500.

Risk Factors

Feed stocks, natural gas, petroleum products and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings have varied. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of feed stocks, taxes and other government impacts, price adjustment lags in long-term contracts, and natural gas production volumes. Accordingly, changes in benchmark prices for these raw materials only provide a broad indicator of changes in the earnings experienced in any particular period. In these very competitive environments, earnings are primarily determined by margin capture rather than absolute price levels of products sold. Operating margins are a function of the difference between what a produces pays for its raw materials and the market prices for the range of products produced. These prices in turn depend on global and regional supply/demand balances, inventory levels, plant operations, import/export balances and weather. Such conditions, along with the capital-intensive nature of the industry and very long lead times associated with many of our projects, underscore the importance of obtaining a strong financial position.

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially. Our results of operations depend substantially on the prices of various commodities, particularly the prices for biodiesel, feedstock, such as soybean, corn, natural gas and unleaded gasoline. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses and adversely affect our financial condition. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply biodiesel, corn, feedstock, such as soybean, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs, substantial risks and may be ineffective to mitigate these fluctuations. If a substantial imbalance occurs, our results of operations, financial conditions and business outlook could be negatively impacted. Our ability to operate at a profit is largely dependent on market prices for biodiesel, and the value of your investment in us may be directly affected by these market prices.

Earth’s revenue and operating results may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline.

Factors that could cause quarterly fluctuations include:
•	The ability to quickly bring new production capacity on stream;
•	the fluctuating prices of feed stocks and natural gas;
•
the ability to raise the necessary capital to fund working capital, execute mergers, acquisitions and asset purchases; The market in which Earth competes is intensely competitive and actions by competitors could render its services less competitive, causing revenue and income to decline; The ability to compete depends on a number of factors outside of Earth’s control, including:

o	the prices at which others offer competitive services, including aggressive price competition and discounting;
o	actions taken by the Federal Government or State Governments to remove subsidies and tax credits associated with the biodiesel business;
o	large swings in the price of oil which will affect the price at which Earth can purchase fuel supplies;
o	the ability of competitors to undertake more extensive marketing campaigns;
o	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and
o	the extent of competitors’ responsiveness to customer needs.

Earth may not be able to compete effectively on these or other factors. If Earth is unable to compete effectively, market position, and therefore revenue and profitability, would decline. Earth must continually enhance its services to meet the changing needs of its customers or face the possibility of losing future business to competitors.

Changes in production technology could require us to commit resources to updating our biodiesel plants or could otherwise hinder our ability to compete in the biodiesel industry or to operate at a profit. Advances and changes in the technology of biodiesel production are expected to occur.   Such advances and changes may make our biodiesel production technology less desirable or obsolete.

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

Excess production capacity in the ethanol industry resulting from new plants under construction or decreases in the demand for ethanol could adversely affect our business. According to the RFA, domestic ethanol production capacity has increased from 1.8 billion gallons per year at December 31, 2001 to an estimated 4.5 billion gallons per year in April 2006. The RFA estimates that, as of May 2006, approximately 2.0 billion gallons per year of additional production capacity, an increase of 50% over current production levels, is under construction at 41 new and existing facilities. This estimate does not include our plans to build a production capacity. Excess capacity in the ethanol industry would have an adverse effect on our results of operations, cash flows and financial condition. In a manufacturing industry with excess capacity, producers have an incentive to manufacture additional products for so long as the price exceeds the marginal cost of production (i.e., the cost of producing only the next unit, without regard to interest, overhead or fixed costs). This incentive can result in the reduction of the market price of ethanol to a level that is inadequate to generate sufficient cash flow to cover costs. Excess ethanol production capacity also may result from decreases in the demand for ethanol, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the United States. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage or as a result of technological advances, such as the commercialization of hydrogen fuel-cells, which could supplant gasoline-powered engines.

Our gross margins will be principally dependent on the spread between ethanol and corn prices. The current spread between ethanol and corn prices is currently at a historically high level, driven in large part by high oil prices. We do not expect the spread between ethanol and corn prices to continue at the current level. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our financial performance.

Our profit margins may be adversely affected by fluctuations in the selling price and production cost of gasoline. Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of the gasoline with which it is blended. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be materially adversely affected if the demand for or the price of gasoline decreases. Conversely, a prolonged increase in the price of or demand for gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit us.

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

 We will be highly dependent upon an engineering and construction firm or firms to design and build the plants and train our personnel to operate the plants, but we currently have no binding agreement with any such firm. Various firms have indicated an interest in negotiating a design-build contract which would provide for the firm to serve as our general contractor and would provide or engage another firm to supply essential design and engineering services and would set forth the terms on which the firm would design and build our plant. However, the leading ethanol plant contracting firms are engaged in many other projects and we may have difficulty obtaining these services on a satisfactory timeline. Thus, there is no assurance that we will be able to identify a satisfactory contractor or to negotiate and execute a satisfactory design-build contract. If we are unable to execute a design-build contact or if the contractor terminates its relationship with us, we could be forced to abandon our project. Any delay in the construction of our plant or commencement of our operations would delay our ability to generate revenue, service our debt, compete effectively and make distributions to our shareholders.

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

Significant increases in the cost of the project may require us to obtain additional debt or equity capital which may be difficult and expensive to obtain, or may not be available at all, and which could delay and diminish our profitability and decrease the value of your shares.

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

As a result of being a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We have incurred and will continue to incur costs associated with our public company reporting requirements and costs associated with related corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC.   In addition, complying with these rules, regulations and requirements will occupy a significant amount of the time of our board of directors and management.   We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

There is a limited market for our common stock. If a substantial and sustained market for our common stock does not develop, our stockholders’ ability to sell their shares may be materially and adversely affected.

Any disruption in our operations could result in a reduction of sales volume and could cause us to incur substantial losses.

We are subject to various stringent federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. We cannot assure you that we will be at all times in complete compliance with these laws, regulations or permits. In addition, we expect to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against operating hazards, we will maintain insurance coverage against some, but not all, potential losses. The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

When construction of a proposed plant nears completion, we will need to hire a significant number of employees to operate the plant. Our success depends in part on our ability to attract and retain competent personnel. We must hire qualified managers, engineers and accounting, human resources, operations and other personnel. Competition for employees in the ethanol industry is intense. If we are unable to hire, train and retain qualified and productive personnel, we may not be able to operate the plant efficiently and the amount of ethanol we produce and market may decrease.

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

The Company changed its independent accountant firm during the year ended December 31, 2007.

ITEM  8A .     Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable, but not absolute, assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

The Company did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of period adjustments noted during the year-end closing process related to deferred income taxes, impairment on notes receivable and accruals of contingent liabilities. This material weakness also contributed to the restatement of the financial statements for the three month periods ended March 31, 2007 and June 30, 2007, respectively, related to contingent liabilities, interest accruals and impairments of receivables.

A material weakness in the period-end financial reporting process could result in the Company not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future. with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance.

The Company has developed and implemented remediation plans to address our material weaknesses.  Management took the following actions during the last quarter of 2006 and the first two quarters of 2007 to improve the internal controls over financial reporting.

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

In light of this, management has augmented the resources in Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the year ended December  31, 2007. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December  31, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal controls (except as noted above) that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B.    Other Information.

         None.

PART  III

ITEM  9.    Directors and Executive Officers of the Registrant.

MANAGEMENT

The following table provides information regarding our directors and executive officers as of December  31, 2007:

Name	Age	Position	Dates Served

Dennis McLaughlin	42	Chief Executive Officer, Chairman	February 17, 2006 and September 13, 2005 to date, respectively

Darren Miles	49	Chief Financial Officer	February 17, 2006 to date

Kit Chambers	43	Corporate Secretary	November 8, 2005 to date

Bruce Blackwell	60	Director	September 29, 2005 to date

Morgan Freeman	69	Director	September 29, 2005 to date

Bill Luckett	60	Director	September 29, 2005 to date

Herbert E. Meyer	62	Director	June 12, 2006 to date

Dennis McLaughlin, Chairman and CEO of Earth, has served as CEO and Chairman of Apollo Resources International, Inc. (a publicly traded company) since October of 2004. He was CEO of Blue Wireless  & Data, Inc. (a publicly traded company) from June 2004 through April 2005, and served as Chairman from June 2004 to 2007. He was CEO and Co-Chairman of Ocean Resources, Inc. (a publicly traded company) from September, 2003 to January 2005. Mr.  McLaughlin founded MAC Partners, LP in January 2002. Prior to that he founded Aurion Technologies, LLC in 1998 and served as CEO and was a Director through 2001. He founded Aurora Natural Gas, LLC in 1993 and served as CEO through 2001. Prior to starting his own companies, he worked as a Manager of Marketing  & Transportation for Highland Energy from 1991 to 1993, and before this worked as a gas marketing representative for Clinton Natural Gas from 1990 to 1991. Mr.  McLaughlin received a Bachelor of Economics degree from the University of Oklahoma in 1992.

Darren Miles, Chief Financial Officer of Earth, brings over 20  years of experience in corporate finance, mergers and acquisitions, and investment banking to Earth. Prior to joining Earth, Mr.  Miles consulted for GVC Financial Services, LLC for 3  years. Prior to that, Mr.  Miles was a Director in a middle market investment banking firm specialized in recapitalizations, acquisitions, sales, and capital market funds sourcing. Mr.  Miles also served as Director for Lewis Hollingsworth LP, a private equity fund where he directed turn-around efforts for portfolio companies while focusing on deal origination, structure, and negotiations. From September 2001 to August 2002, Mr.  Miles also served as CEO of Fresh America Corporation (a publicly traded company). Mr. Miles holds his B.S. in accounting from Murray  State  University.

Christopher “Kit” Chambers, Secretary, has served as Secretary and as a Director of Apollo Resources International, Inc. since October of 2004. He served as Chief Operating Officer and Secretary for Ocean Resources, Inc., a United States public company engaged in deep-ocean salvage of commodity metals from 2003 to 2005. He is currently Corporate Secretary and a Member of the Board of Directors for Blue Wireless  & Data, Inc., a United States public company engaged in the sales and distribution of wireless-broadband internet service. Prior to these positions he co-founded MAC Partners, LP, a technology merchant bank, in 2002. From 1999 to 2001 he was employed by Aurion Technologies, LLC, as Vice President of Operations, then as Vice President of Sales Engineering. From 1994 to 1998, Mr.  Chambers was Vice President for Software Development with Aurora Natural Gas, LP. From 1998 through 2004, he worked as an independent consultant in the film/video industry in Dallas, Texas.  Mr.  Chambers received a B.A. degree from the University of Oklahoma in 1989.

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

Morgan Freeman, Director, a popular actor, has grown into one of the most respected figures in modern US cinema. Mr.  Freeman attended Los Angeles  Community College before serving several years in the US Air Force as a radar installation technician between 1955 and 1959. Mr.  Freeman has appeared in TV shows and feature films since 1971, and has won myriad accolades for his performances.  Among his most notable works are Driving Miss Daisy (1989), Glory (1989), The Shawshank Redemption (1994), Amistad (1997), Along Came a Spider (2001), and Million Dollar Baby (2004). Freeman’s on screen performances are universally regarded as world-class. In addition to his film work, Mr.  Freeman has been cast to narrate or host dozens of first-rate television specials covering topics from the American Civil War, the American Film Institute, blues music, the White House, and many commemorative events involving the US film industry. In addition to his work on screen, Mr.  Freeman is a multiengine instrument airplane pilot, avid sailor and co-owns the renowned restaurant Madidi, with Mr. Bill Luckett, located in Clarksdale, Mississippi. Also with Mr.  Luckett, he owns the Ground Zero Blues Club, a restaurant/live music venue located on Blues Alley next to the Delta  Blues  Museum.

William O. “Bill” Luckett, Director,  Jr. is a native of Clarksdale, Mississippi. He received a Bachelor of Arts degree in American government and graduated on the Dean’s List. For his military service, his basic training was conducted at Fort  Jackson, South Carolina, where he was recognized as the top trainee of his 10,000-member brigade. He eventually served as a commissioned officer in the Mississippi National Guard, during which his last duty was commanding an engineering unit in Charleston, Mississippi. A 1973 graduate of the University of Mississippi Law School, he practices with Luckett Tyner Law Firm, P.A. in Clarksdale, Mississippi, and Rossie, Luckett  & Ridder,  P.C. in Memphis, Tennessee. He serves as the senior litigator in both firms, specializing in trying lawsuits primarily in federal and state courts of Mississippi and Tennessee. In 2001, his Memphis firm was recognized by Wal Mart Stores, Inc. as their most winning law firm in America.   Mr.  Luckett also serves as the 2005 honorary co-chair for the Mississippi Heritage Trust. He is co-owner with actor Morgan Freeman of Madidi, a nationally known fine dining establishment in Clarksdale, and Ground Zero Blues Club, a restaurant/live music venue located on Blues Alley next to the Delta Blues Museum. He serves on the Executive Council of the Association of Defense Trial Attorneys, the Board of Directors of the Mississippi Hospitality & Restaurant Association, the North Mississippi Advisory Board for the Union Planters/Regions Bank, the Clarksdale Beautification Committee, the Clarksdale-Coahoma County Planning Commission and the Clarksdale-Coahoma County Airport Board. He holds a Lifetime Membership in the NAACP and serves as the Lifetime Membership Chairman of the Coahoma  County branch. Mr. Luckett is also President of River View Land Company that has extensive hunting and fishing area holdings in western Coahoma County, Mississippi.

Herbert E. Meyer is founder of Real-World Intelligence Inc., a company that designed intelligence systems for corporations throughout the world. He is also President of Storm King Press, a publishing company whose books and DVDs are sold worldwide. In addition, Mr.  Meyer is host and producer of The Siege of Western Civilization, a DVD outlining the threats to our security, our economy, and our culture that has become an international best-seller. During the Reagan Administration, Mr.  Meyer served as Special Assistant to the Director of Central Intelligence and Vice Chairman of the CIA’s National Intelligence Council. In these positions, he managed production of the U.S.  National Intelligence Estimates and other top-secret projections for the President and his national security advisers. Mr.  Meyer is widely credited with being the first senior United States Government official to forecast the collapse of the Soviet Union  — a forecast for which he later was awarded the U.S.  National Intelligence Distinguished Service Medal, the Intelligence Community’s highest honor. Formerly an associate editor of Fortune, he has authored several books including The War Against Progress, Real-World Intelligence, and Hard Thinking. Mr.  Meyer and his wife, Jill, are co-authors of How to Write, which is among the world’s most widely used writing handbooks. Mr.  Meyer’s essays on intelligence and politics have been published in The Wall Street Journal, National Review Online, Policy Review, and The American Thinker. He is a frequent guest on leading television and radio talk shows.

Directors Compensation  — Directors who are also officers of Earth receive no cash compensation for services as a director. However, the directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings.

Audit Committee

 Because we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet. Since we have not established such a committee, we have not identified any member of such a committee as a financial expert. Our board of directors currently consists of one member, Mr. Mark Daniels. Accordingly, we do not have any audit committee financial expert or independent person on our board of directors.

Family Relationships

 There are no family relationships among our officers, directors, or affiliates.

Involvement in Certain Legal Proceedings .

 Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the Commission. Directors, executive officers and beneficial owners of more than 10% of our Company’s Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they filed

ITEM  10.    Executive Compensation.

Summary Compensation Table

Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

Dennis McLaughlin - Chief Executive Officer, Chairman	2007	$ 500,000					$ 278,661
	2006	$ 221,184	$ 250,000		1,500,000

Darren Miles – Chief Financial Officer	2007	$ 264,889	$ 88,500
	2006	$132,143	$ 180,000		500,000

Kit Chambers – Corporate Secretary	2007	$ 180,000	$ 10,000
	2006	$ 104,176	$ 10,000		500,000

Bruce Blackwell - Director	2007				1,500,000
	2006

Bill Luckett – Director	2007
	2006

Herbert Meyer – Director	2007
	2006				1,000,000

Morgan Freeman	2007				3,000,000
	2006

There were no grants of plan-based awards, outstanding equity awards, option exercises, stock vestings, pension benefits, or nonqualified deferred compensation for the fiscal year ended December 31, 2007.

ITEM  11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of Earth’s common stock as of March  11, 2007, by (1)  each director and named executive officer of Earth, (2)  all officers and directors of Earth as a group, and (3)  all persons who are known by Earth to be beneficial owners of 5% or more of Earth’s outstanding common stock.

Security Ownership of Certain Beneficial Owners  — (1)

Title of Class	Name and Address	Number of Shares	% of Class

Common Stock	Apollo Resources International, Inc. 3001 Knox Street Suite 403 Dallas, Texas 75205	63,335,082	23%
Common Stock	Mammoth Corporation First Bank Plaza I Suite 205 Lake Zurich II, 60047	23,700,000	8.7%

Title of Class                                           Name of Beneficial Owner                                                                                     Number of Shares(1)                        % of Class

Common Stock                                           Dennis McLaughlin-Chief Executive Officer, Chairman                                                  1,500,000                                   *
Common Stock                                           Darren Miles-Chief Financial Officer                                                                                     500,000                                   *
Common Stock                                           Kit Chambers- Corporate Secretary                                                                                       500,000                                   *
Common Stock                                           Bruce Blackwell-Director                                                                                                      3,000,000                                 1.0%
Common Stock                                           Bill Luckett-Director                                                                                                              4,500,000                                 1.6%
Common Stock                                           Herbert E. Meyer-Director                                                                                                    2,500,000                                  *
Common Stock                                           Morgan Freeman-Director                                                                                                    7,500,000                                 2.7%
Common Stock                                           Officers and Directors as a Group (7 persons)                                                                 20,000,000                                9.6%

Security Ownership of Management  —

(1)           Beneficial ownership is determined in accordance with the SEC’s rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60  days, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based upon 250,676,887  shares of common stock outstanding as of   December 31, 2007.

(2)           Based on a Schedule  13D filed with the SEC on August  4, 2006. Includes (a)  16,000,000  shares of common stock deemed beneficially held by Greenwich Power  II, L.L.C., comprised of (i)  8,000,000  shares of common stock purchasable from Apollo Resources International, Inc. through the exchange of notes issued by Apollo Resources International, Inc. and (ii)  8,000,000  shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options; (b)  2,000,000  shares of common stock deemed beneficially held by Greenwich Power, L.L.C., comprised of (a)  1,000,000  shares of common stock purchasable from Apollo Resources International, Inc. through the exchange of notes issued by Apollo Resources International, Inc. and (ii)  1,000,000  shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options; and (c)  4,000,000  shares of common stock deemed beneficially held by Lance Bakrow, comprised of 4,000,000  shares of common stock purchasable from Apollo Resources International, Inc. pursuant to currently exercisable options. Because Mr.  Bakrow is the sole manager and ultimate controlling person of Greenwich Power  II, L.L.C. and Greenwich Power, L.L.C., he may be deemed to directly beneficially own 16,000,000 and 2,000,000  shares held by Greenwich Power  II, L.L.C. and Greenwich Power, L.L.C., respectively.

(3)           Includes 537,500  shares of common stock held by Biodiesel Venture, LP. Biodiesel Venture, LP is the entity (affiliated with Willie Nelson) from which Earth sublicenses the right to use the trademark “BioWillie” in connection with its sales of biodiesel.

*     Indicates less than 1%.

Code of Ethics  —

As of December  31, 2007, Earth had a Code of Business Conduct and Ethics Policy governing its employees and directors.

ITEM  12.     Certain Relationships and Related Transactions.

Effective October 17, 2005, Earth leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a member of Earth’s Board of Directors. The lease has a five-year term, and requires lease payments of $10,000  per month. Earth is responsible for operations and repair and maintenance of the facility.

As of December 31, 2007, Earth had payables to the following related parties totaling $253,000 as follows: This affiliate was the prior owner of the LNG Business and is currently an investor in EBOF and Apollo Resources.  This affiliate provides shipping services of LNG to various customers.  Total shipping costs incurred during the twelve months ended December 31, 2007 using this affiliates was approximately $4.8 million.  As of December 31, 2007, the Company had a deposit with this affiliate totaling $450,000 which is included in prepaid and other long-term assets, accounts payable due this affiliate vendor totaling $27,733 and advances payable to this affiliate totaling $253,000.

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
10.1 – 10.87 (1)
10.88(4)
Acquisition Agreement between Liquefaction Corporation, et al and Earth Ethanol (incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on December 21, 2006).

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

10.93(3)	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty (Exhibit previously labeled 17.)
10.94	Settlement Agreement with Pacific Biodiesel
10.95	Amended Medley Agreement
10.96
Interim Restructuring Agreement; dismissals; Order Granting Joint Motion of Debtor and Petitioning Creditors Holding 94% of Notes to Approve Interim Settlement Agreement and Dismiss Involuntary Bankruptcy Petition Pursuant to 11 U.S.C. §§ 105(a) and 3039j)(2) and Federal Rule of Bankruptcy Procedure 9019,

10.97	Amended and Restated 2006 Stock Option and Award Plan
10.98	Harborview Note Payable and Award Plan
12.1(3)	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc. (Exhibit previously labeled 18.)
14	Code of Ethics – (Exhibit previously labeled 11.)
20.1(5)	Series of 7 Secured Notes (incorporated by reference to Exhibit 7.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on November 19, 2007).
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006
(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.
(4)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending June 30, 2007 filed with the SEC on August 13, 2007.
(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007.

ITEM  14.     Principal Accountant Fees and Services.

Audit Fees

2007

The aggregate fees billed us for the fiscal year ended 2007 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was approximately $225,000.

Tax Fees:   none

All Other Fees:   none

Earth’s Board acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagements for the audit year 2007. All audit work was performed by the auditors’ full time employees.

2006

Audit Fees

The aggregate fees billed us for the fiscal year ended 2006 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was approximately $200,000.

Tax Fees:   none

All Other Fees:   none

SIGNATURES

Pursuant to the requirements of Section  13 or 15(d) of the Securities Exchange Act of 1934, Earth has duly caused this Form  10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on  April 15, 2008.

Earth Biofuels, Inc.

By:            /s/    DENNIS G. MCLAUGHLIN,  III
Dennis G. McLaughlin,  III
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Dennis G. McLaughlin,  III such person’s true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Form  10-KSB and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section  13 or 15(d) of the Securities Exchange Act of 1934, this Form  10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                                             Capacity                                                                Date

/s/ DENNIS G. MCLAUGHLIN, III

Dennis G. McLaughlin, III        Chief Executive Officer and Chairman       April 15, 2008
                        (Principal Executive Officer)

/s/ DARREN MILES
Darren Miles              Chief Financial Officer (Principal Financial    April 15, 2008
                         Officer and Principal Accounting Officer)

/s/ BRUCE BLACKWELL
Bruce Blackwell                 Director                 April 15, 2008

/s/ HERB MEYER
Herb Meyer                    Director                     April 15, 2008

FORM 10-KSB  ITEM 7
Earth Biofuels, Inc.
INDEX TO FINANCIAL STATEMENTS

The following financial statements of Earth Biofuels, Inc. are included in response to Item  7:

Report of Independent Registered Public Accounting Firm                                                                                                                                                      F-2
Report of Prior Independent Registered Public Accounting Firm                                                                                                                                             F-3
Consolidated Balance Sheet as of December  31, 2007                                                                                                                                                                F-4
Consolidated Statements of Operations for the fiscal years ended December  31, 2007 and 2006                                                                                       F-5
Consolidated Statements of Stockholders’ Equity for the fiscal year ended December  31, 2007 and 2006                                                                       F-6
Consolidated Statements of Cash Flows for the fiscal years ended December  31, 2007 and 2006                                                                                      F-7
Notes to Consolidated Financial Statements                                                                                                                                                                                F-8

Table of Contents for Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Earth Biofuels, Inc.
Dallas, Texas

We have audited the accompanying  consolidated balance sheet of Earth Biofuels, Inc. and subsidiaries (“Earth”) as of December 31, 2007 and the related  consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of Earth’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor did we perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the  consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth and subsidiaries, as of December  31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 15, effective January 1, 2007, Earth adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

s/s Montgomery Coscia Greilich LLP

Plano, Texas
April 15, 2008

Table of Contents for Financial Statements

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

Table of Contents for Financial Statements

EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007
($ in thousands except share amounts)

ASSETS
Cash and cash equivalents	$42
Investments in equity securities	73
Trade accounts receivable, net of allowances totaling $30	2,545
Inventory	159
Prepaid expenses and other current assets	2,417
Total Current Assets	5,236

Property, plant and equipment, net	25,078
Investments and advances	11,740
Deferred financing fees	2,036
Goodwill	35,533
Prepaid and other long term assets	222
Total Assets	$79,845
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$12,754
Accrued interest payable	48,151
Payables to related parties	253
Demand Notes, net of discounts totaling $.3	679
Line of credit	1,508
Convertible promissory notes, net of discount of $27,789	24,711
Term debt facilities	28,700
Accrued income taxes	17,233

Total Current Liabilities	133,989

Commitments and contingencies (Note 14)

Stockholders’ Equity (Deficiency)
Preferred stock, $.001 par value, 15,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $.001 par value, 400,000,000 shares authorized, 278,389,134 issued and 276,554,134 shares outstanding;	278
Additional paid-in capital	154,122
Accumulated deficit	(204,277)
Notes receivable from parent	(4,111)
Treasury stock at cost (1,835,000 shares)	(156)
Total Stockholders’ Equity (Deficiency)	(54,144)

Total Liabilities and Stockholders’ Equity (Deficiency)	$79,845

See accompanying notes to financial statements

Table of Contents for Financial Statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007 and 2006
($ in thousands except share amounts)

	2007	2006
		(restated)
Revenue
Sales revenues	$27, 086	$39,737
Energy production credits	—	1,808
Total revenues	27,086	41,545

Cost of sales	22,036	40,722

Gross profit	5,050	823

Operating Expenses
Compensation (including share based compensation of $3.2 million and $11.3 million, respectively)	8,611	12,296
Depreciation and amortization	3,059	2,208
Write off of intangibles	10,938	—
Selling, general and administrative (including share based compensation of approximately $794 and $29 million respectively)	14,555	49,852
Total operating expenses	37,163	64,356

Loss from operations	(32,113)	(63,533)

Other income (expense)
Bad debt expense	(6,825)	—
Interest expense	(58,886)	(22,976)
Net gain on derivatives	—	22,405
Gain on contract	—	1,023
Impairment of equity investments	(22,024)	(2,684)
Other income	80	101
Realized losses on marketable securities	(1,071)	(487)
Total other income (expense)	(88,726)	(2,618)

Loss before provision for income tax	(120,839)	(66,151)

Income tax expense	1,641	1,818

Net loss	(122,480)	(67,969)

Other comprehensive income/(expense) before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	(127)	(570)
Less: reclassification adjustment for losses included in net income, net of $0 tax effect	697	—
Total other comprehensive losses	570	(570)

Total comprehensive loss	$(121,340)	$(68,539)

Net loss per common share
Basic and diluted:
Net loss	$(0.54)	$(0.35)
Weighted-average shares	226,603,230	193,087,894

See accompanying notes to financial statements.

Table of Contents for Financial Statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 & 2006
(Amounts in thousands)

	Common Stock Shares	Common Stock at Par	Additional Paid In Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Note Receivable from Parent	Totals
Balance December 31, 2005 (Restated)	161,591	$ 162	$ 9,499	$ (98)	$ —	$ (11,603)	—	$ (2,040)
Shares issued for cash	25,953	26	10,784	—	—	—	—	10,810
Shares issued for services	11,537	11	40,345	—	—	—	—	40,356
Shares issued for investments	31,245	31	57,454	—	—	—	—	57,485
Shares issued for converted debt	3,000	3	1,497	—	—	—	—	1,500
Unrealized loss on marketable securities	—	—	—	(570)	—	—	—	(570)
Amortization of Deferred compensation	—	—	—	98	—	—	—	98
Treasury Stock	(279)	—	—	—	(463)	—	—	(463)
Net Changes in discounts on convertible debt and reversal of derivative liabilities from retirements of debts	—	—	25,976	—	—	—	—	25,976
Net loss	—	—	—	—	—	(67,969)	—	(67,969)

Balance December 31, 2006 (restated)	233,047	233	145,555	(570)	(463)	(79,572)	—	65,183
Cumulative adjustment for the implementation of FIN 48	—	—	—	—	—	(2,225)		(2,225)
Adjusted Balance, January 1, 2007	233,047	233	145,555	(570)	(463)	(81,797)	—	62,958
Parent and affiliate note receivable	—	—	—	—	—	—	(4,111)	(4,111)
Shares issued for cash	7,872	8	1,522	—	—	—	—	1,530
Shares issued for services	7,800	8	3,991	—	—	—	—	3,999
Shares forfeited	(6,000)	(6)	—	—	—	—	—	(6)
Shares issued for related parties	8,219	8	1,801	—	—	—	—	1,809
Shares issued for converted debt	16,922	17	102	—	—	—	—	119
Exercise of warrants	250	—	—	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(127)	—	—	—	(127)
Reclassification adjustment for losses included in net income, net of $0 tax effect	—	—	—	697	—	—	—	697
Treasury stock, net of sales and purchases	(1,556)	—	—	—	307	—	—	307
Share issued in connection with demand notes	10,000	10	286	—	—	—	—	296
Net changes in discounts on convertible debts	—	—	865	—	—	—	—	865
Net loss	—	—	—	—	—	(122,480)	—	(122,480)

Balance December 31, 2007	276,554	$ 278	$ 154,122	$ —	$ (156)	$ (204,277)	(4,111)	$ (54,144)

See accompanying notes to financial statements.

Table of Contents for Financial Statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 & 2006
($ in thousands)

	2007	2006
OPERATING ACTIVITIES		(Restated)
Net loss	$(122,480)	$(62,969)
Adjustments to reconcile net loss to cash used by operating activities
Depreciation and amortization of intangibles	3,059	2,208
Bad debt	6,825	—
Amortization of debt issuance costs and intangibles	3,836	316
Impairment of investments and advances	22,024	—
Impairment of intangibles	10,938	—
Gain on derivative	—	(22,405)
Realized losses on marketable securities	1,071	487
Debt discount amortization	10,773	9,095
Share-based compensation	3,998	40,356
Changes in:
Trade accounts receivable	474	(2,294)
Inventory	626	(150)
Prepaid expenses and other current assets	(946)	1,383
Other assets	663	1,298
Accounts payable and accrued expenses	4,687	5,716
Accrued interest	36,207	11,943
Taxes payable	1,641	1,818
Shares payable	—	(4,210)
Other liabilities	667	(109)
Net cash used by operating activities	(15,937)	(22,517)

INVESTING ACTIVITIES
Purchases of equity securities	(400)	(1,342)
Purchases of property, plant and equipment	(936)	(10,457)
Investments and advances	(4,489)	(33,517)
Advances for notes receivable	—	(6,682)
Investments in and advances to related parties, net	(3,567)	6,399
Net cash used by investing activities	(9,392)	(45,599)

FINANCING ACTIVITIES
Proceeds from issuance of stock	1,530	10,810
Treasury stock, net of repurchases	307	(463)
Proceeds from term debt facilities, demand notes and line of credit	35,581	77,450
Repayments of line of credit	(9,484)	(21,008)
Cash paid for debt issuance costs	(2,854)	(3,452)
Net cash provided by financing activities	25,080	63,337

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(249)	(4,779)
CASH AND CASH EQUIVALENTS — Beginning of year	291	5,070
CASH AND CASH EQUIVALENTS — End of year	$42	$291

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,708	$1,543
Income taxes paid	$—	$—
Non-Cash Investing and Financing Activities:
Value of shares issued to acquire assets	$—	$13,863
Value of shares issued to acquire Apollo LNG	$—	39,300
Value of shares issued to acquire identifiable intangible assets	$—	$2,236
Value of shares issued in relation to Letters of Intent	$—	$4,320
Value of shares issued in connection with conversion of debt	$1,202	$1,500
Increase in goodwill and FIN 48 taxes	$11,550	—

See accompanying notes to financial statements.

Table of Contents for Financial Statements

EARTH BIOFUELS, INC.
Notes to Financial Statements
December 31, 2007

NOTE  1                      — ORGANIZATION AND MANAGEMENT’S PLANS

Organization

Earth Biofuels, Inc., (“Earth” or “EBOF”) was incorporated in the state of Nevada on July  15, 2002. On September  13, 2005, Earth issued 146,100,000  shares of common stock to Apollo Resources International, Inc., a Utah corporation, (“Apollo”) in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. With the acquisition, Apollo (“the parent”) owned approximately 88% of the issued and outstanding shares of Earth. This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Earth Biofuels Operating, Inc. is the “accounting acquirer” for financial reporting purposes. On October  7, 2005, Earth Biofuels, Inc. (the Mississippi company) changed its name to Earth Biofuels Operating, Inc. Effective November  14, 2005; the domicile of Earth was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation. As of December 31, 2007, Apollo Resources International, Inc owned 23% of the outstanding shares, however, due to the company’s ability to exercise significant influence over EBOF’s operating and financial policies, and has indirect controlling financial interest, Apollo is still considered the “Parent of EBOF”.

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

Going Concern

Earth has incurred significant losses from operations and as of December  31, 2007 and has limited financial resources. The Company also has an accumulated deficit of $204,277, negative current ratios and negative tangible net worth at December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern. In addition, investors holding $52.5 million in senior unsecured notes filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against EBOF during the second quarter of 2007. However, on November 14, 2007, EBOF negotiated and executed a settlement agreement (the “Agreement”) with the above note holders.  The Agreement required the creditors to dismiss their petition of bankruptcy.

Under the terms of the Agreement, EBOF and subsidiaries granted certain security interests to the creditors and will execute a restructuring plan within 180 days. In addition, one of the accredited investors of the original eight accredited investors purchased four of the original investors interest, whereby reducing the number of credit holders to three. The Company is currently in negotiations with the remaining investors to settle the outstanding debts. The Company intends to sell certain operating assets and liabilities of the LNG business through a reverse merger and public offering of the LNG Business, and raise $35 million in the newly formed public company. Management expects that the LNG Business will be released as a guarantor of the EBOF notes totaling $52.5M by providing the note holders with a security interest in the newly formed public company (the “Restructuring”).  The Restructuring will allow the Company to build new fueling stations, expand geographically and improve the Company’s sales and marketing efforts.

Management believes that the LNG Business has substantial market value that is not necessarily reflected by the accompanying financial statements.  The LNG company acquisitions have produced revenues over the past two years in excess of $50 million, and this market has been the focus of Earth LNG’s underlying company efforts for over ten years. While cash flows from operations were flat year over the current year, the second half of 2007 demonstrated positive trends due to renewed and new customer contracts, significant cost restructurings and management improvements.

The Company is also in the process of refinancing the term debt related to the Durant, Oklahoma biodiesel plant, and retrofitting the plant to allow for usage of other types of raw materials besides soybean oil.  Due to the significant increase in feedstock prices during the year this plant was idle for most of 2007, resulting in reduced profit margins.

Earth believes the LNG business will be a major part of establishing future financial stability of the Company. The Company also believes the above measures will significantly enhance the liquidity position, profitability and allow for repayment to the $52.5M

Table of Contents for Financial Statements

notes holders. Earth’s management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. Management intends to raise capital through other offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

Restatement Summary

The financial statements for the year ended December 31, 2006 were restated to adjust the accounting for interest accruals pursuant to original debt terms related to Securities Purchase agreements executed July 24, 2006.   The financial statements were restated to adjust accrued interest and registration penalties.

NOTE 2  — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Earth Biofuels, Inc. Certain reclassifications to prior years have been made to conform to the 2007 presentation.

Principles of Consolidation  — Earth’s consolidated financial statements include the accounts of Earth and it’s wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable  — Tax Credits  —   Earth files federal excise tax returns each quarter, claiming refundable biodiesel mixture tax credits. These credits are accounted for on a gross basis and included as part of sales revenues when earned. Such credits amounted to approximately $0 for the year ended December 31, 2007.

Marketable Securities — In accordance with SFAS  No.  115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At December 31, 2007 the market value of investments in equity securities was approximately $73,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $1,071,000 are included in earnings as of December 31, 2007.

Inventory  — Inventories of fuel purchased and processed are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market.

Notes Receivable from Parent and Affiliates  — Notes receivable from Parent and Affiliates consist of advances made to Apollo Resources pursuant to inter-company credit agreements. The notes are due upon demand and consist of market interest rates ranging from 6% to 15%. Amounts advanced to related parties were used to fund operations and investments. . The amounts due from the parent totaling $4.1 million was reflected as a reduction in equity in conformity with the EITF 85-1 and SAB Topic 4-G, which requires that notes or other receivables from a parent or another affiliate be treated as a deduction from stockholders’ equity in the balance sheet.

Property, Plant and Equipment  — Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the following estimated useful lives:
Asset	Life

Buildings and improvements	8 - 39 years
Fixtures and equipment	4 - 20 years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

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

In accordance with SFAS  133 and EITF 00-19, during the year ended December  31, 2006 we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature, and certain features of our other financial instruments should be separately accounted for as derivative liabilities. These financial instruments were subsequently repaid or converted such that there was no derivative liability as of year end December  31, 2006. Our financial statements for the year ended December  31, 2006 reflect the realized changes in the fair value of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability”.

Revenue  — Sales are recorded at net realizable value, net of allowances for returns, upon shipment of products to customers. Earth records revenue from federal incentive programs related to the production of biodiesel when Earth has produced and sold the biodiesel and completed all the requirements of the applicable incentive program.  Revenues also consist of liquefied natural gas which is sold to end users, and is recognized based on actual volumes of lng sold.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No.  104 “Revenue Recognition” (“SAB  104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales  —    Cost of sales consists primarily of raw materials costs incurred to produce or process our product. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

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

Table of Contents for Financial Statements

requisite service period. Earth utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Earth determines the measurement date for share-based transactions with non-employees according to the terms of EITF  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Earth measures fair value of equity instruments using the stock price and other measurement assumptions as of the earlier of either of the date at which a commitment for performance by the counterparty to earn the equity instruments is, or the date at which the counterparty’s performance is complete.

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

Net Loss Per Common Share  — Basic and diluted net loss per common share are presented in conformity with the SFAS  No.  128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that Earth declared in November, 2005. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. Outstanding options and warrants were not included in the computation of diluted loss per share for the year ended December 31, 2007 because their inclusion would be anti-dilutive.

Treasury Stock  — The Company accounts for treasury stock using the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account. The stock was acquired for reasons other than its retirement, however, its ultimate disposition has not yet been decided.

Registration Payments— In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.   The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  In connection with the Securities Purchase Agreements and the related Registration Agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%.   As of December 31, 2007 these penalties total $13.4 million and are being classified as accrued interest with a related charge to interest expense.

Significant Concentrations — Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are government entities.  We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area.

Municipal customers represent approximately 46% of the consolidated revenues of the Company. Total sales to these customers for the twelve months ended December 31, 2007 was approximately $11.9 million.

NOTE  3  — INVENTORIES

At December 31, 2007, respectively, inventories consisted of the following:

2007
Description	($ in 000’s)

Biodiesel inventory, finished goods	$ 127
Liquid Natural Gas, finished goods	32

Total	$ 159

NOTE  4  — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at December 31, 2007:

Table of Contents for Financial Statements

2007
Description	($ in 000’s)

Deposits on business related assets and office spaces	$ 1,193
Escrowed interest related to term debt facilities	1,205
Prepaid charges related to feedstock purchases and various business needs	241
Total	2,639

Less current portion	2,417

Long term prepaid expenses and other assets	$ 222

NOTE  5  — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2007, consist of the following:

2007
Property, Plant and Equipment	($ in 000’s)

Land	$ 681
Buildings and improvements	24,882
Fixtures and equipment	10,494

Total cost	36,057
Accumulated Depreciation	(10,979)

Net property, plant and equipment	$ 25,078

Depreciation expense for the year ended 2007 was $3.1 million.

NOTE  6  — INVESTMENTS, ADVANCES and NOTES  RECEIVABLE FROM RELATED PARTIES

Amounts representing the Corporation’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”; there were no significant operations during 2007 and as such Earth’s share of the net losses of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of another than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value. As of December 31, 2007, the Company had recorded impairment losses of approximately $22 million.

Table of Contents for Financial Statements

Investments and advances and impairment amounts consist of the following entities and amounts as of and for the year ended December  31, 2007:

Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$ 6,445	$ —
American Earth	Equity	100%	—	(77)
Systems Management, San Antonio, Texas	Cost	Advances on letter of intent	—	(832)
Vertex Processing, LP, Houston, Texas	Cost	Advances on letter of intent	—	(2,542)
Biodiesel Investment Group, Danville, Illinois	Cost	10%	4,976	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—
Earth Ethanol -Liquification, Moses Lake	Cost	Advances- on letter of intent	—	(750)

HPS Development, L.L.C., Louisiana	Cost	Impairment related to exchange of investment for Note receivable	—	(17,823)

DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Notes receivable related to letter of intent	—	(Amount included below in bad debt expense for $5,525)

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$ 11,740	$ (22,024)

Investments  —

Trucker’s Corner  — On April  20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1  million in cash, 125,000  shares of Earth’s common stock valued at $1,120,000, and 250,000  shares of Apollo Resources (Earth’s parent) common stock. During 2007 Earth increased it’s investment to 50% upon the additional advances of monies for construction of the related facility. This investment consists of a retail facility which was formerly called Willie’s Place at Carl’s Corner. It is currently under construction and is expected to be open in the spring of 2008.The truck stop complex will offer many amenities for truckers and travelers. The features will include two restaurants, a convenience store, gift shop, Willie Nelson memorabilia, the original 850-seat theater, media and gaming lounges, laundry facilities, private showers, and BioWillie® brand biodiesel fuel.

American Earth Fuels Company  — Earth had planned to begin acquiring and operating retail service stations through its majority-owned subsidiary, American Earth Fuels Company (AEFC). Upon further analysis it was determined not to be profitable business venture and the company was dissolved in 2007.

Biodiesel Investment Group  — On September  21, 2006, Earth invested approximately $5  million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.

Earth Ethanol/Liquefaction Corporation — In 2006, Earth Ethanol, Inc. a 100% owned subsidiary of Earth entered into an agreement with Liquefaction Corporation to construct and operate an ethanol production facility located near Moses Lake, Washington. Due to lack of contributions contemplated under the agreement the business venture was cancelled by Liquefaction.

Earth Biofuels Technologies —  During  2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr.  Miquel J. Dabdoub. A professor from the University of São Paulo in Brazil, Dr.  Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr. Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. As a world-renowned biodiesel authority and the holder of proprietary technologies relating to the construction of biodiesel facilities, he is an expert in the efficiencies, output capacities, and quality control measures relating to biodiesel production and processing. Earth holds the exclusive rights to Dr.  Dabdoub’s technologies throughout North America, and together in 2006, a new entity was formed.. Accordingly, the purpose of the entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. This company is to be funded from construction contracts obtained. There were no properties under construction as of the year end 2007. The operations of this entity are consolidated with Earth.

Table of Contents for Financial Statements

Advances on Letters of Intent  —

During 2006, Earth signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc. This agreement was terminated in 2007.

In 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of its common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. Advances totaling $658,000 had also been made towards this investment. On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Due to the lack of continuing operations at this location the investment amount is deemed impaired. The company has recorded losses of $2,435,000 during 2006, and $2,542,000 during 2007, resulting in total estimated impairments of $4,978,000. Should Vertex prevail in the above proceedings Earth would receive the facility in question.

On August 31, 2006, Earth entered into letters of intent with HPS Development, L.L.C. ("HPS") which contemplated a joint venture in which a newly created limited liability company (the "LLC") would own and operate a fuel ethanol distillery located on the Mississippi River in Plaquemines Parish, Louisiana (the "Agreement"). As contemplated by the Agreement, HPS was to contribute real property and improvements in an ethanol distillery for a 50% interest in LLC.  Earth was to contribute cash totaling $50 million and issue 5,829,005 shares of common stock to HPS as well as the assumption of $40.0 million in debt obligation to be incurred by the operating company in connection with the renovation of the facility.  We anticipated the renovation of this facility would take
12 to 14 months, after which time we estimated the plant would have an ethanol production capacity of 60-80 MMGPY.

Through June 2007, Earth had invested $27 million in the joint venture without a security interest.  The Agreement between the parties was disputed and in June 2007 a settlement agreement was reached whereby HPS would return $4 million in cash and provide an $18 million note to Earth.  In addition, HPS signed an agreement not to compete valued at $5 million. At of December 31, 2007, the $18 million note was considered to be impaired and accordingly, Earth has provided a reserve against this note.  As a result, Earth recorded a $23 million loss on the LLC investment for the year ended December 31, 2007.

The Company’s investment in an Ethanol production facility located in Albemarle, North Carolina was converted to promissory notes and subsequently deemed impaired due to lack of activity. The investment totaling $5,525,000 was written off during 2007 and is included in bad debt expense.

Notes receivable   —

Notes receivable from related parties consists of advances made to related parties pursuant to intercompany credit agreements and notes related to investments bearing market rates and terms. Total notes receivable as of December 31, 2007 are as follows:

2007
Description	($ in 000’s)

DFI	$ 5,525
AIRO	930
Other related parties	370

Total	6,825

Less amounts written off to bad debt expense	(6,825)
Long term notes receivable from related parties	$ 0

Investment  — related party  —

Consists of an equity investment with less than 5% ownership interest in Blue Wireless, a publicly traded company. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth will account for this investment using the cost method.

NOTE  7  — INTANGIBLE ASSETS

Table of Contents for Financial Statements

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At December 31, 2007, Earth had recorded approximately $35,533,000 in goodwill related to its acquisition of its LNG businesses, and $3,981,280 related to the acquisition of Distribution Drive. In addition, other intangible assets consisted of a license costing approximately $ 2 million for the sales of a brand name biodiesel product.

Earth determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive totaling $3,981,280 and the license for the brand name of biodiesel products have been impaired totaling $2 million. As such the carrying amounts of these assets have been written down to zero and charged against earnings. In addition, a non-compete agreement had been obtained as a result of the settlement with the HPS investment above.   This intangible was also deemed to be impaired and $5,000,000 was charged against earnings during the quarter ended June 30, 2007.

Total impairment charges for the year end December 31, 2007 was approximately $10.9 million.

NOTE  8  — LINE OF CREDIT

On February  28, 2007, our LNG subsidiary obtained a term note totaling $15 million, and line of credit facility totaling $5  million. The line of credit was used to repay a former line of credit due in 2006.  The balance on the new line of credit as of December 31, 2007 was approximately $1.5 million. The revolving credit facility is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly.

In addition, on March  23, 2007, Earth obtained a $9  million term loan facility, and a $2 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The line of credit balance as of December 31, 2007 was  $0.

NOTE  9  — DEMAND NOTES  —

On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000. The note and interest of 10% is due at maturity on March 15, 2008.The value of the shares totaling approximately $286,000 was allocated as a discount on the note. The amount of the note net of discounts as of December 31, 2007 was approximately $264,000.

Earth has several other demand notes net of discounts totaling $415,000 as of December 31, 2007. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

NOTE  10  — CONVERTIBLE DEBT

Convertible debt consists of the following as of December 31, 2007:

Description	2007

8% convertible promissory notes, due August 31, 2011	$ 52,500
Discount on convertible promissory notes	(27,789)

Current portion of convertible promissory notes	$ 24,711

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

At the date of original issuance the warrants had a relative fair value of $18,808,359, and intrinsic value of the beneficial conversion feature of $24,098,240, to arrive at a total debt discout of $42,906,599. Included in interest expense is $10,770,000 of discount amortization in 2007 related to this debt.

Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October  1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement dated

Table of Contents for Financial Statements

July  24, 2006 and August  11, 2006. As such, penalties and interest have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge. Additionally there is a redemption penalty of 20% due upon settlement of the notes.

Subsequent to the second quarter of 2007, certain of the note holders above, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.    The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued interest and penalties were approximately $48,151,000 as of December 31, 2007.

On November 29, 2007, certain of there note holders converted the $1.1 million in aggregate senior notes to common stock of Earth.   The notes, interest and penalties were settled through the issuance of 16,818,155 shares valued at approximately $1,210,000.  A gain on the conversion was recorded totaling approximately $454,000.

Accrued unpaid penalties and interest   related to the above judgment is as follows:

Accrued interest payable on convertible debts	2007

Interest	$ 9,148
Late charges	15,120
Redemption fee	10,500
Registration penalties	13,383

Total interest expense	$ 48,151

In connection with the 8% senior convertible notes issued on July  24, 2006, Earth incurred loan costs in the amount of $3,452,000, of which the unamortized balance as of December 31, 2007 totaling $2,620,000 was charged against earnings due to the above proceedings.

NOTE  11  — TERM DEBT FACILITIES

On February  28, 2007, our LNG subsidiary obtained a term note totaling $15 million. The $15  million term loan is due and payable in 3  years, with interest accruing at LIBOR plus 1,000  basis points and payable monthly in advance. The loan is secured by the LNG plant facility in Topock, Arizona. In connection with this facility Warrant Purchase and Registration Right agreements were issued to purchase 13,549,816 of the Company’s common stock at $.36  per share for 10  years. At the date of original issuance the warrants had a relative fair value of $3,674,702.

In addition, on March  23, 2007, Earth obtained a $9  million term loan facility secured by the Durant, Oklahoma biodiesel plant. The principal amount is due in 3  years with interest payable at LIBOR plus 1,000 basis points. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36  per share for 10 years. At the date of original issuance the warrants had a relative fair value of $1,654,643.

In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.   Accrued financing fees of $1,052,459 are included in accounts payable at December 31, 2007.

The Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.   The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements.  As a result, the notes are included in current liabilities.

Subsequent to default, the Company received additional funding in the fourth quarter of 2007 from the lender in the amount of $4.7 million.  Notes payable for both term notes totaled $28,700,000 at December 31, 2007.

 In connection with the above term notes interest reserves were escrowed totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collaterized.  In addition, Earth incurred loan costs in the amount of $2,854,443 which will be amortized over the term of the notes.

Table of Contents for Financial Statements

NOTE  12  — STOCKHOLDERS’ EQUITY

Warrants  —
On January 19, 2007, Earth obtained proceeds totaling $750,000 from three separate entities. In connection with the notes Earth issued warrants for 375,000 shares of common stock exercisable at $.01 per share. The debts were repaid in March 2007.

Warrants granted by the Company consisted of the following for the year ended December 31, 2007.

Description	Remaining Life	Exercise Price	2007 Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 - 9 years	$ 2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$ 3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$ 2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$ 2.50	1,515,000
July 21, 2006 warrants issued for consulting fees	9-10 years	$ .25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$ 2.90	9,051,725

The weighted average exercise price for all warrants outstanding as of December 31, 2007 was $2.25 per share. During the year ended December 31, 2007, 20,324,724 shares were forfeited, and 439,635 shares were exercised.

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

A summary of the Company’s stock warrant activity and related information at December 31, 2007 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2006	17,990,940	$.25 - 3.84	$2.27
Issued	20,699,724	$.01 - .36	$.25
Exercised	(439,655)	$.01	$(1.26)
Repurchased	(20,324,724)	$.30-.3 6	$(.25)
Expired	—	—	—

Warrants outstanding and exercisable at December 31, 2007	17,926,285	$.01 - $3.84	$2.25

Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Share based Compensation  —

During the year ended December 31, 2007, Earth issued 5,588,971 restricted shares, valued at approximately $3.2 million of Earth’s common stock to employees for services rendered, and 2,211,349 restricted shares, valued at approximately $791,000, of Earth’s common stock for consulting services.

Other Share issuances

Table of Contents for Financial Statements

During the quarter ended September 30, 2007, 7,218,750 shares were issued to in lieu of debt guaranteed on behalf of the parent, which had a fair market value of $1.3 million at date of issuance.

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
There have been no stock options granted as of December 31, 2007.

NOTE  13  — RELATED PARTY TRANSACTIONS

As of December 31, 2007, Earth had payables to the following related parties totaling $253,000 as follows: This affiliate was the prior owner of the LNG Business and is currently an investor in EBOF and Apollo Resources.  This affiliate provides shipping services of LNG to various customers.  Total shipping costs incurred during the twelve months ended December 31, 2007 using this affiliates was approximately $4.8 million.  As of December 31, 2007, the Company had a deposit with this affiliate totaling $450,000 which is included in prepaid and other long-term assets, accounts payable due this affiliate vendor totaling $27,733 and advances payable to this affiliate totaling $253,000.

NOTE  14  — COMMITMENTS AND CONTINGENCIES

Settlements  —

On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary
bankruptcy against the company on July 11 of this year.   The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 180 days.

Royalties  —

As part of the “BioWillie” license agreement, Earth pays $25,000 in monthly advances on biodiesel royalty amounts payable equal to two cents per gallon of fuel sold under the BioWillie trademark. The contract is renewable every 2  years. For the year ended December 31, 2007, royalty payments totaled $195,503.

Leases  —

Table of Contents for Financial Statements

At December 31, 2005, Earth held non cancelable operating leases covering properties with minimum lease commitments as indicated below.

On October 17, 2005, EBO leased a truck stop in Grenada, Mississippi from RBB Properties, LLC which is controlled by R. Bruce Blackwell, a shareholder and Director of Earth. The lease agreement provides for monthly payments of $10,000 over a five year term. EBO is responsible for operations and repair and maintenance of the facility.

Minimum lease payments for the next five years are approximately $120,000.

Total rent expense for the year ended December 31, 2007 was approximately $207,500.

Litigation  —

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of  $2,500,000 and the issuance of 1,500,000  shares of its common stock to Vertex Energy. In Harris County District Court, Vertex Energy, LP  & Benjamin P. Cowart alleged breach of contract on January 26, 2007, and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Vertex Energy filed its First Amended Petition on February 8, 2008, enjoining Jason Gehrig to the case. Earth is currently in the discovery motion stage with Vertex Energy regarding disclosures, interrogatories, and requests for production. The investment in this company and related plant was deemed impaired due to lack of operations and was charged to earnings totaling $$2,435,000 during 2006, and $2,543,000 during 2007, resulting in total estimated impairments of $4,978,000. Should Vertex prevail in the above proceedings Earth would receive the facility in question.

In April 2007, JM Allen  & Associates, Inc. filed a civil action in the District Court of Rusk County, Texas for the 4th  Judicial District of Texas, entitled JM Allen  & Associates, Inc. v. Earth Biofuels,  Inc., Case No.  2007-160, alleging fraudulent inducement and non-performance under a series of oral alleged agreements to provide labor and materials in the aggregate amount of $1,900,000; and also filed a request for disclosure, admissions, interrogatories, and request for production of documents. On February 1, 2008, Earth entered into a settlement agreement with JM Allen for $410,000. This amount has been included in accounts payable and accrued expenses.

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed a settlement agreement dated April 1, 2008, whereby Earth will pay $552,800 to Pacific Biodiesel in full settlement of their claim. Accordingly, $552,800 has been included in accounts payable and accrued expenses.

On July  24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5  million aggregate senior convertible notes that were due in 2011 to eight institutional investors.   Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October  1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement. Subsequent to the second quarter of 2007, certain of the note holders, filed with the bankruptcy courts a Chapter  7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”).  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes of $100,651,173. Total accrued penalties were approximately $48,151,000 as of December 31, 2007.

YA Global Investments, LP, formerly Cornell Capital Partners, LP, filed their Complaint against Earth Biofuels on February 1, 2008 in the Supreme Court of the State of New York in the County of New York. The Plaintiff alleges claims of 3 counts of breach of contract against the Defendant; wherein, the parties are currently in the pleading stage. This investor was one of the original accredited investors in the Securities Purchase Agreement dated July 24, 2006, holding notes totaling $3 million.

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $500,000 in regards to claims deemed likely in accounts payable and accrued expenses as of December 31, 2007.

We may become party to various legal actions that arise in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal,

Table of Contents for Financial Statements

state, local, and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations. However, we believe that the ultimate resolution of such actions will not have a material adverse affect on our consolidated financial position, results of operations, or liquidity.

NOTE  15  — INCOME TAXES

In 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As such, the Company has determined that certain tax liabilities relating to a supply contract relating to the Apollo Resources purchase of the LNG Business in December 2005 should be recorded in the accompanying financial statements totaling $17,233,000 of which $11,550,000 was recorded as an addition to goodwill, $1,641,000 represent current period interest and $2,225,000 represents prior period estimated penalties and interest.  The outcome of this tax estimate is uncertain at this time. The Company recorded an adjustment to retained earning of $2,225,000 as a part of the transitional accounting promulgated by FIN 48. The Company will adjust the accrual for this tax contingency in the period that the facts and circumstances warrant or the liability is settled with taxing authorities. The Company's tax years for 2005 through 2006 are subject to examination by various tax authorities. A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. As of December 31, 2007, it is possible that the Company's liability for uncertain tax positions will be reduced by as much as $17.2 million during the year ended December 31, 2012 as a result of the settlement of tax positions with various tax authorities.

In addition to the above FIN 48 income tax liabilities, the Company has net deferred tax assets calculated at an expected rate of 35% of approximately $46.6 million. As the ultimate realization of this net tax asset is uncertain, the Company has provided a valuation allowance for the entire amount at December 31, 2007.

The net deferred tax assets generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $123.9 million as of December 31, 2007, and will expire in the years 2024 through 2027.  The valuation allowance for deferred tax assets was increased by approximately $27.3 million during the year ended December 31, 2007.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2007 are as follows:

2007
Deferred tax assets:
Impairment of investments and intangibles	$4,870,000
Net operating loss carryforwards	43,618,000
Deferred tax assets	48,488,000
Less valuation allowance	(48,448,275)
Total deferred tax assets	39,725
Deferred tax liabilities:
Depreciation and amortization	(39,725)
Total deferred tax liabilities	(39,725)

Net deferred tax assets (liabilities)	$—

NOTE  16  — SUBSEQUENT EVENTS

On February 20, 2008, WN Truck Stop, LLC., a Texas limited liability company ("Borrower"), a subsidiary of Earth Biofuels, Inc. (the "Company"), in which the Company has a fifty percent (50%) member interest (with Trucker's Corner, LP as the other member of the Borrower) entered into a $4,750,000 secured promissory note (the "Note") with SBL Capital Funding, LLC, a New Jersey limited liability company ("Lender"). Pursuant to the terms of the Note, Lender provided Borrower with a one year term loan facility. The proceeds from the financing provided pursuant to the Loan will be used to complete the construction of "Willie's Place at Carl's Corner."

NOTE 17  — SEGMENT INFORMATION

Table of Contents for Financial Statements

Earth maintains one operating segment whose business is conducted through a separate legal entity that is wholly owned by Earth. This segment is Earth LNG, Inc... LNG is managed separately, as this business has a distinct customer base and requires different strategic and marketing efforts. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment company contains liquefied natural gas production, distribution and marketing operations. The subsidiary revenues are in excess of 10% of consolidated revenues. There are no inter-segment revenues or expenses.

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
Year Ended December 31, 2007	($ in 000’s)	($ in 000’s)	($ in 000’s)
Revenue	$26,068	$1,018	$27,086
Loss from operations	102	(32,215)	(33,113)
Income tax expense	1,641	—	1,641
Total comprehensive loss	(4,429)	(116,911)	(121,340)
Property, plant and equipment, net	9,033	16,045	25,078
Total Assets	50,846	28,999	79,845
Current Liabilities	40,643	$93,239	$133,879
Year Ended December 31, 2006
Revenue	$24,936	$14,801	$39,737
Loss from operations	(5,281)	(57,594)	(62,875)
Income tax expense	1,818	—	1,818
Total comprehensive loss	(6,940)	(61,029)	(67,969)
Property, plant and equipment, net	10,359	16,656	27,015
Total Assets	42,991	70,740	113,731
Current Liabilities	$11,725	$36,823	$45,548

Municipal customers represent approximately 46% of the consolidated revenues related to LNG. The total sales to this customer for the year ended 2006 was approximately $11.9 million.

Table of Contents for Financial Statements

EXHIBIT 31.1
CERTIFICATION

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO RULES 13A-14 AND 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Dennis G. McLaughlin,  III , certify that:
I have reviewed this annual report on Form 10-KSB of Earth Biofuels, Inc;
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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 15, 2008

/s/ Dennis G. McLaughlin,  III
Dennis G. McLaughlin,  III
Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULES 13A-14 AND 15D-14
OF THE SECURITIES EXCHANGE ACT OF 1934

      I, Darren Miles, certify that:

I have reviewed this annual report on Form 10-KSB of Earth Biofuels, Inc;

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

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 15, 2008

/s/ Darren Miles
Darren Miles
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Earth Biofuels, Inc; (the "Company") on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis G. McLaughlin,  III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2008

/s/ Dennis G. McLaughlin,  III
Dennis G. McLaughlin,  III
Chief Executive Officer

Exhibit 32.2

CERTIFICATION OF PERIODIC REPORT

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Earth Biofuels, Inc (the "Company") on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darren Miles, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2008

/s/ Darren Miles
Darren Miles
Principal Accounting Officer