Form 10-K/A
period 2007-12-31
EARTH BIOFUELS INC
filed 2008-05-06
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington  D.C.  20549
Form 10-KSB/A

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

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed   an award  agreement dated April 1, 2008, whereby Earth will pay $552,800 to Pacific Biodiesel in full settlement of their claim. Accordingly, $552,800 has been included in accounts payable and accrued expenses.

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

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed   an award   agreement dated April 1, 2008, whereby Earth will pay $552,800 to Pacific Biodiesel in full settlement of their claim. Accordingly, $552,800 has been included in accounts payable and accrued expenses.

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

Dated: April   29 ,  2008

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

Dated: April    29 , 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Earth Biofuels, Inc; (the "Company") on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis G. McLaughlin,  III, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April  29 , 2008

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Earth Biofuels, Inc (the "Company") on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darren Miles, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2001, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April   29 , 2008

/s/ Darren Miles
Darren Miles
Principal Accounting Officer