Form 10-Q
period 2008-03-31
EARTH BIOFUELS INC
filed 2008-05-20
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
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

(214) 389-9800
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                        Large accelerated filer  ☐                 Accelerated filer ☐

      Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

I       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                            Yes ☐ No ☒

         As of May 16, 2008 there were 324,576,294 shares of common stock of the registrant outstanding.

EARTH BIOFUELS, INC.

FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1.
       PART I FINANCIAL INFORMATION
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)
	March 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$85	$42
Investments in equity securities	48	73
Trade accounts receivable, net of allowances totaling $31 and $30	2,026	2,545
Inventory	147	159
Prepaid expenses and other current assets	1,526	2,417
Total Current Assets	3,832	5,236

Property, Plant and equipment, net of accumulated depreciation	24,405	25,078
Investments and advances	11,779	11,740
Deferred financing fees	906	2,036
Goodwill	35,533	35,533
Prepaid and other long term assets	479	222
Total Assets	$76,934	$79,845

Current Liabilities
Accounts payable	$15,774	$12,754
Accrued interest payable	48,151	48,151
Payables to related parties	50	253
Demand Notes	976	679
Note payable	1,376	1,508
Convertible promissory notes, net of discount	27,354	24,711
Term debt facilities	28,700	28,700
Accrued income taxes	17,462	17,233
Total Current Liabilities	139,843	133,989

Commitments and contingencies (Note 14)

Redeemable preferred stock, $.001 par value, 15,000,000 shares authorized, 100,000 and 0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively; liquidation preference of $135,000	—	—
Redeemable preferred stock liability	135	—

Stockholders’ Equity (Deficiency)
Common stock, $.001 par value, 400,000,000 shares authorized, 311,576,294 and 308,442,294 shares issued and outstanding, and 278,389,134 issued and 276,554,134 shares outstanding as of December 31, 2007	311	278
Additional paid-in capital	155,295	154,122
Accumulated deficit	(213,952)	(204,277)
Notes receivable from parent	(4,472)	(4,111)
Treasury stock at cost (3,134,000 shares)	(226)	(156)
Total Stockholders’ Equity (Deficiency)	(63,044)	(54,144)

Total Liabilities and Stockholders’ Equity	$76,934	$79,845

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
(Amounts in 000’s)
	Three Months Ended March 31,
	2008	2007
		(Restated)
Sales revenue	$7,421	$6,645
Cost of sales (exclusive of items shown separately below)	5,984	6,292
Gross profit	1,437	353

Compensation	1,979	5,114
Other selling, general and administrative	3,245	3,356
Depreciation and amortization	677	952
Total operating expenses	5,901	9,422

Net loss from operations	(4,464)	(9,069)

Other income (expense)
Interest expense	(5,154)	(16,124)
Loss on sale of fixed assets	—	(120)
Loss on equity investments	—	(315)
Other income	(56)	101
Total other income (expense)	(5,210)	(16,458)

Net loss	(9,674)	(25,527)

Other Comprehensive expense
Unrealized losses on marketable securities	—	(127)
Total Comprehensive loss	$(9,674)	$(25,654)

Net loss per common share

Basic and diluted net loss	$(0.042)	$(0.13)

Weighted average shares	225,769	202,989

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008 and For The Year Ended December 31, 2007
(Unaudited)
(Amounts in 000’s)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Note Receivable from Parent	Totals

Balance December 31, 2006 (restated)	233,047	233	145,555	(570)	(463)	(79,572)	—	65,183
Cumulative adjustment for the implementation of FIN 48	—	—	—	—	—	(2,225)		(2,225)
Adjusted Balance, January 1, 2007	233,047	233	145,555	(570)	(463)	(81,797)	—	62,958
Parent and affiliate note receivable	—	—	—	—	—	—	(4,111)	(4,111)
Shares issued for cash	7,872	8	1,522	—	—	—	—	1,530
Shares issued for services	7,800	8	3,991	—	—	—	—	3,999
Shares forfeited	(6,000)	(6)	—	—	—	—	—	(6)
Shares issued for related parties	8,219	8	1,801	—	—	—	—	1,809
Shares issued for converted debt	16,922	17	102	—	—	—	—	119
Exercise of warrants	250	—	—	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(127)	—	—	—	(127)
Reclassification adjustment for losses included in net income, net of $0 tax effect	—	—	—	697	—	—	—	697
Treasury stock, net of sales and purchases	(1,556)	—	—	—	307	—	—	307
Share issued in connection with demand notes	10,000	10	286	—	—	—	—	296
Net changes in discounts on convertible debts	—	—	865	—	—	—	—	865
Net loss	—	—	—	—	—	(122,480)	—	(122,480)
Balance December 31, 2007	276,554	$ 278	$ 154,122	$ —	$ (156)	$ (204,278)	$ (4,111)	$ (54,144)
Shares issued for services	30,578	31	1,187	—	—	—	—	1,218
Issuance of 100,000 shares of Series A convertible preferred stock including, common stock warrants and beneficial conversion feature	2,000	2	(37)	—	—	—	—	(35)
Shares issued for investments	609	1	23	—	—	—	—	24
Treasury Stock	(1,299)	(1)	—	—	(70)	—	—	(71)
Parent and affiliate note receivable							(361)	(361)
Net loss	—	—	—	—	—	(9,674)		(9,674)
Balance March 31, 2008	308,442	$ 311	$ 155,295	$ —	$ (226)	$ (213,952)	$ (4,472)	$ (63,044)

See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC
                                                                                                                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Amounts in 000’s)
	Three Months Ended March 31, 2008 2007

Cash Flows from Operating Activities:		(Restated)
Total Comprehensive loss	$(9,674)	$(25,527)
Loss on sales of fixed assets	—	121
Depreciation	677	737
Amortization of debt issuance costs	220	215
Goodwill impairment	—	315
Share-based compensation expense	1,214	3,818
Debt discount amortization	2,929	3,556
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	519	(500)
Inventory	12	(17)
Prepaid expenses & other current assets	1551	(586)
Other Assets	25	(2,166)
Increase (decrease) in:
Accounts payable and accrued expenses	3,021	(1,088)
Accrued interest payable	—	10,885
Other liabilities	51	8
Net cash provided by (used in) operating activities	545	(10,229)

Cash Flows From Investing Activities:
Purchases of equity securities	—	(71)
Purchases of property, plant and equipment	—	(2,243)
Investments in and advances to related parties	(39)	(2,296)
Proceeds from the sale of property, plant and equipment	—	75
Increase in notes receivable	(361)	(5,441)
Net cash used in investing activities	(400)	(9,976)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	1,534
Proceeds from term debt facilities and line of credit	—	29,000
Repayments of long term debt and line of credit	(132)	(8,653)
Proceeds (purchases) of treasury stock	(70)	463
Proceeds from issuance of preferred stock	100	—
Cash paid for debt issuance cost	—	(509)
Net cash provided by financing activities	(102)	21,835

Net increase (decrease) in cash	43	1,630
Cash and cash equivalents
Beginning of period	42	291
End of period	$85	$1,921

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,205	$1,574
See accompanying notes to consolidated financial statements

EARTH BIOFUELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 1 — ORGANIZATION AND MANAGEMENT’S PLANS

Organization

Earth Biofuels, Inc., (“Earth” or “EBOF”) was incorporated in the state of Nevada on July 15, 2002. On September 13, 2005, Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, (“Apollo”) in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. With the acquisition, Apollo (“the parent”) owned approximately 88% of the issued and outstanding shares of Earth. This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Earth Biofuels Operating, Inc. is the “accounting acquirer” for financial reporting purposes. On October 7, 2005, Earth Biofuels, Inc. (the Mississippi Company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005; the domicile of Earth was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation. As of March 31, 2008, Apollo Resources International, Inc owned 20% of the outstanding shares, however, due to the company’s ability to exercise significant influence over EBOF’s operating and financial policies, and has indirect controlling financial interest, Apollo is still considered the “Parent of EBOF”.

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

Going Concern

Earth has incurred significant losses from operations through March 31, 2008 and has limited financial resources. The Company also has an accumulated deficit of $213,952, negative current ratios and negative tangible net worth at March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern. . In addition, investors holding $52.5 million in senior unsecured notes filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against EBOF during the second quarter of 2007. However, on November 14, 2007, EBOF negotiated and executed a settlement agreement (the “Agreement”) with the above note holders.  The Agreement required the creditors to dismiss their petition of bankruptcy.

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

Management believes its LNG Business has substantial market value that is not necessarily reflected by the accompanying financial statements.  The LNG company acquisitions have produced revenues over the past two years in excess of $50 million, and this market has been the focus of Earth LNG’s underlying company efforts for over ten years.

 The Company is also in the process of refinancing the term debt related to the Durant, Oklahoma biodiesel plant, and retrofitting the plant to allow for usage of other types of raw materials besides soybean oil.  Due to the significant increase in feedstock prices during the year this plant was idle for most of 2007, resulting in reduced profit margins.

Earth believes the LNG business will be a major part of establishing future financial stability of the Company. The Company also believes the above measures will significantly enhance the liquidity position, profitability and allow for repayment to the $52.5M notes holders. Earth’s management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. Management intends to raise capital through other offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable  — Earth uses the allowance method of accounting for doubtful accounts. The balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectibility.

Accounts Receivable  — Tax Credits  —   Earth files federal excise tax returns each quarter, claiming refundable biodiesel mixture tax credits. These credits are accounted for on a gross basis and included as part of sales revenues when earned.

Marketable Securities — In accordance with SFAS  No.  115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At December 31, 2007 the market value of investments in equity securities was approximately $73,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $1,071,000 are included in earnings as of December 31, 2007.  Realized losses totaling approximately $25,000 were recorded as of the three months ended March 31, 2008.

Inventory  — Inventories of fuel purchased and processed are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market.

Notes Receivable from Parent and Affiliates  — Notes receivable from Parent and Affiliates consist of advances made to Apollo Resources pursuant to inter-company credit agreements. The notes are due upon demand and consist of market interest rates ranging from 6% to 15%. Amounts advanced to related parties were used to fund operations and investments. . The amounts due from the parent totaling approximately $4.5 million was reflected as a reduction in equity in conformity with the EITF 85-1 and SAB Topic 4-G, which requires that notes or other receivables from a parent or another affiliate be treated as a deduction from stockholders’ equity in the balance sheet. In addition during the three months ended March 31, 2008, LNG executed a purchase agreement with it’s parent Apollo, whereby the parent is responsible for purchasing natural gas at daily natural gas spot prices.  Net receivables due from Apollo Resources increased by approximately $361,000 at March 31, 2008.

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

Net Loss Per Common Share  — Basic and diluted net loss per common share are presented in conformity with the SFAS  No.  128, “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of outstanding options and warrants until their exercise would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 6-for-1 forward split that Earth declared in November, 2005. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. Outstanding options and warrants were not included in the computation of diluted loss per share for the three months ended March 31, 2008 and 2007 because their inclusion would be anti-dilutive.

Treasury Stock  — The Company accounts for treasury stock using the cost method. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account. The stock was acquired for reasons other than its retirement, however, its ultimate disposition has not yet been decided.

Registration Payments— In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.   The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  In connection with the Securities Purchase Agreements and the related Registration Agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%.   As of March 31, 2008 and December 31, 2007 these penalties total $13.4 million and are being classified as accrued interest with a related charge to interest expense.

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

Municipal customers represent approximately 46% of the consolidated revenues of the Company. Total sales to these customers for the three months ended March 31, 2008 was approximately $3,413, and for the twelve months ended December 31, 2007 was approximately $11.9 million.

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

NOTE  3  — INVENTORIES

At March 31, 2008 and year ended December 31, 2007, respectively, inventories consisted of the following:

	March 31, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Biodiesel inventory, finished goods	$110	$127
Liquid Natural Gas, finished goods	37	32

Total	$147	$159

NOTE  4  — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at March 31, 2008 and year ended December 31, 2007:

	March 31, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Deposits on business related assets and office spaces	808	1,193
Escrowed interest related to term debt facilities	$26	$1,205
Current portion only deferred financing fees	1,057	—
Other prepaid assets	114	241
Total	2,005	2,639

Less current portion	(1,526)	(2,417)

Long term prepaid expenses and other assets	$479	$222

NOTE  5  — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31, 2008 and year ended December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Property, Plant and Equipment	($ in 000’s)	($ in 000’s)

Land	$681	$681
Buildings and improvements	24,880	24,882
Fixtures and equipment	10,854	10,494

Total cost	36,415	36,057
Accumulated Depreciation	(12,010)	(10,979)

Net property, plant and equipment	$24,405	$25,078

Depreciation expense for the three months ended March 31, 2008 was $ 677,459.

NOTE 6 — INVESTMENTS, ADVANCES AND NOTES RECEIVABLE FROM RELATED PARTIES

Amounts representing the Corporation’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”; there were no significant operations during 2007 or for the three months ended March 31, 2008, and as such Earth’s share of the net losses of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of another than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

Investments and advances and impairment amounts consist of the following entities and amounts as of and for the three months ended March 31, 2008 and year ended December 31, 2007:
March 31, 2008			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$ 6,484	$ —
American Earth	Equity	100%	—	—
Systems Management, San Antonio, Texas	Cost	Advances on letter of intent	—	—
Vertex Processing, LP, Houston, Texas	Cost	Advances on letter of intent	—	—
Biodiesel Investment Group, Danville, Illinois	Cost	10%	4,976	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—
Earth Ethanol -Liquification, Moses Lake	Cost	Advances- on letter of intent	—	—

HPS Development, L.L.C., Louisiana	Cost	Impairment related to exchange of investment for Note receivable	—	—

DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Notes receivable related to letter of intent	—	—

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$11,779	—

December 31, 2007			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$ 6,445	$ —
American Earth	Equity	100%	—	(77)
Systems Management, San Antonio, Texas	Cost	Advances on letter of intent	—	(832)
Vertex Processing, LP, Houston, Texas	Cost	Advances on letter of intent	—	(2,542)
Biodiesel Investment Group, Danville, Illinois	Cost	10%	4,976	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—
Earth Ethanol -Liquification, Moses Lake	Cost	Advances- on letter of intent	—	(750)

HPS Development, L.L.C., Louisiana	Cost	Impairment related to exchange of investment for Note receivable	—	(17,823)

DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Notes receivable related to letter of intent	—	(Amount included below in bad debt expense for $5,525)

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$ 11,740	$ (22,024)

Investments  —

Trucker’s Corner  — On April  20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1  million in cash, 125,000  shares of Earth’s common stock valued at $1,120,000, and 250,000  shares of Apollo Resources (Earth’s parent) common stock. During 2007 Earth increased it’s investment to 50% upon the additional advances of monies for construction of the related facility.. In February 2008 the company completed the  financing needed to finish the construction of “Willie’s Place at Carl’s Corner” truck stop located 70 miles south of Dallas on Interstate 35E. the construction on the remaining final phase of the project has already begun and management expects the truck stop to open this summer, 2008. This new roadside destination will feature 13 Ultra-High Flow Master/Satellite dispensers for fueling twelve trucks at a time including a wide load island. There will also be 4 standard-sized fueling stations with 8 pumps. All fuel sold at “Willie’s Place” will have some percentage of biofuels, including “BioWillie®” Premium Biodiesel and ethanol, enabling more drivers to participate in the green movement in the United States. In addition to the truck stop fueling facilities, “Willie's Place at Carl’s Corner” will feature two restaurants, a convenience store, saloon, gift shop featuring official Willie Nelson merchandise and memorabilia, and the 750 seat performance hall which still remains from the original “Carl’s Corner” truck stop. Additionally, this destination for travelers will feature wireless internet access, clean restrooms, hot showers, laundry facilities, plenty of parking, and a video game and TV entertainment area. XM radio will also broadcast during live performances from their studio located within the theater.

American Earth Fuels Company  — Earth had planned to begin acquiring and operating retail service stations through its majority-owned subsidiary, American Earth Fuels Company (AEFC). Upon further analysis it was determined not to be profitable business venture and the company was dissolved in 2007.

Biodiesel Investment Group  — On September  21, 2006, Earth invested approximately $5  million for an equity interest in a newly-formed company named “Biodiesel Investment Group”. Biodiesel Investment Group and Bunge North America, Inc. (“Bunge”), one of the nation’s leading agribusiness firms, have partnered to start the construction of a biodiesel plant with an annual capacity of 45 million gallons. Once completed, the plant will be Illinois’ largest biodiesel production plant. It is anticipated that Earth will enter into an off-take agreement with the new Illinois LLC for some portion of the biodiesel production output of the plant. Earth plans to market its share of the new plant’s production to local and other new markets under its “BioWillie” brand name.  On March 14, 2008, The Company sold its investment for approximately $5 million dollars with no gain or loss recorded.  Per the agreement, The Company will receive cash and stock payments over the next two years.

Earth Ethanol/Liquefaction Corporation — In 2006, Earth Ethanol, Inc. a 100% owned subsidiary of Earth entered into an agreement with Liquefaction Corporation to construct and operate an ethanol production facility located near Moses Lake, Washington. Due to lack of contributions contemplated under the agreement the business venture was cancelled by Liquefaction.

Earth Biofuels Technologies —  During 2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr. Miquel J. Dabdoub.  A professor from the University of São Paulo in Brazil, Dr. Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr. Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. As a world-renowned biodiesel authority and the holder of proprietary technologies relating to the construction of biodiesel facilities, he is an expert in the efficiencies, output capacities, and quality control measures relating to biodiesel production and processing. Earth holds the exclusive rights to Dr. Dabdoub’s technologies throughout North America, and together in 2006, a new entity was formed.. Accordingly, the purpose of the entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. This company is to be funded from construction contracts obtained. There were no properties under construction as of the three months ended March 31, 2008. The operations of this entity are consolidated with Earth.

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

Through June 2007, Earth had invested $27 million in the joint venture without a security interest.  The Agreement between the parties was disputed and in June 2007 a settlement agreement was reached whereby HPS would return $4 million in cash and provide an $18 million note to Earth.  In addition, HPS signed an agreement not to compete valued at $5 million. At of December 31, 2007, the $18 million note was considered to be impaired and accordingly, Earth has provided a reserve against this note.  As a result, Earth recorded a $23 million loss on the LLC investment for the year ended December 31, 2007, and $0 for the three months ended March 31, 2008.

The Company’s investment in an Ethanol production facility located in Albemarle, North Carolina was converted to promissory notes and subsequently deemed impaired due to lack of activity. The investment totaling $5,525,000 was written off during 2007 and is included in bad debt expense.

Notes receivable from related parties  —

Notes receivable from related parties consists of advances made to the parent Apollo, and other related parties pursuant to intercompany credit agreements and notes related to investments bearing market rates and terms. Total notes receivable as of March 31, 2008 and year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

DFI	$—	$5,525
AIRO	—	930
Other related parties	—	370

Total	—	6,825

Less amounts written off to bad debt expense	—	(6,825)
Long term notes receivable from related parties	$—	$0

Investment  — related party  —

This consists of an equity investment with less than 5% ownership interest in Blue Wireless, a publicly traded company. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth will account for this investment using the cost method.

NOTE 7 — INTANGIBLE ASSETS

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At March 31, 2008, Earth had recorded approximately $35,533,000 in goodwill related to its acquisition of its LNG businesses.

Earth determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive totaling $3,981,280 and the $2 million license for the brand name of biodiesel products have been impaired totaling approximately $6 million.  As such the carrying amounts of these assets have been written down to zero and charged against earnings. In addition, a non-compete agreement had been obtained as a result of the settlement with the HPS investment above.   This intangible was also deemed to be impaired and $5,000,000 was charged against earnings.  Total impairments as of March 31, 2008, and December 31, 2007 were $0 and approximately $11million, respectively.

NOTE 8 — DEMAND NOTES —

On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000. The note and interest of 10% is due at maturity on March 15, 2008.The value of the shares totaling approximately $286,000 was allocated as a discount on the note. The amount of the note net of discounts as of March 31, 2008 was approximately $550,000.  The maturity date was extended to June 15, 2008. Amortization totaled $286,000 for the three months ended March 31, 2008.

Earth has several other demand notes net of discounts totaling $426,403 as of March 31, 2008. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

NOTE 9 — LINE OF CREDIT

On February 28, 2007, our LNG subsidiary obtained a term note totaling $15 million, and line of credit facility totaling $5 million. The line of credit was used to repay a former line of credit due in 2006.  The balance on the new line of credit as of March 31, 2008 and December 31, 2007was approximately $1.4 million, and $1.5 million respectively. The revolving credit facility is advanced at the rate of 85% of accounts receivable. Interest of prime plus 2% is payable monthly.

In addition, on March 23, 2007, Earth obtained a $9 million term loan facility, and a $2.5 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The line of credit balance as of March 31, 2008, and December 31, 2007 was $0.

NOTE  10  — CONVERTIBLE DEBT

Convertible debt consists of the following as of March 31, 2008 and year ended December 31, 2007:

Description	March 31, 2008	December 31, 2007
	($ in 000’s)	($ in 000’s)
8% convertible promissory notes, due August 31, 2011	$52,500	$52,500
Discount on convertible promissory notes	(25,146)	(27,789)

Current portion of convertible promissory notes	$27,354	$24,711

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

At the date of original issuance the warrants had a relative fair value of $18,808,359, and intrinsic value of the beneficial conversion feature of $24,098,240, to arrive at a total debt discount of $42,906,599. Included in interest expense is $10,770,000 of discount amortization in 2007 related to this debt.

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

Subsequent to the second quarter of 2007, certain of the note holders above, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.    The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued interest and penalties were approximately $48,151,000 as of December 31, 2007 and March 31, 2008.

On November 29, 2007, certain of there note holders converted the $1.1 million in aggregate senior notes to common stock of Earth.   The notes, interest and penalties were settled through the issuance of 16,818,155 shares valued at approximately $1,210,000.  A gain on the conversion was recorded totaling approximately $454,000 was recorded for the year ended December 31, 2007.

Accrued unpaid penalties and interest related to the above judgment for March 31, 2008 and year ended December 31, 2007 is as follows:

Accrued interest payable on convertible debts	2008

Interest	$9,148
Late charges	15,120
Redemption fee	10,500
Registration penalties	13,383

Total interest expense	$48,151

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

In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million, respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.   Accrued financing fees of approximately $1,414,000 are included in accounts payable at March 31, 2008.

The Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.   The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements.  As a result, the notes are included in current liabilities.

Subsequent to default, the Company received additional funding in the fourth quarter of 2007 from the lender in the amount of $4.7 million.  Notes payable for both term notes totaled $28,700,000 at December 31, 2007, and March 31, 2008.  In connection with the above term notes interest reserves were escrowed totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collaterized.  In addition, Earth incurred loan costs in the amount of $2,854,443 which will be amortized over the term of the notes.

NOTE 12 — CONVERTIBLE PREFERRED SHARES

Preferred Stock issuances

On March 28, 2008, we entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 100,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 2,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 2,000,000 shares of common stock. We received $100,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation.

In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of March 28, 2008 (the “Registration Rights Agreement”), which requires us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and issuable upon conversion of the convertible preferred stock. The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock.

Due to certain rights granted to its holders, the convertible redeemable preferred stock is classified as non-permanent equity in the Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the redeemable preferred shares are classified as liabilities also due to certain rights granted to its holders.  The shares are redeemable at any time after April 27, 2008 at 1.35 times the original amount or $135,000.

The 100,000 shares of convertible preferred stock currently outstanding are convertible into an aggregate of 5,000,000 shares of our common stock at a conversion price of $.02 per share.  In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios the value of the beneficial conversion feature was recorded.

NOTE 13 — STOCKHOLDERS’ EQUITY

 Warrants  —

Warrants granted by the Company consisted of the following for the three months ended March 31, 2008.

Description	Remaining Life	Exercise Price	2007 Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 - 9 years	$ 2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$ 3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$ 2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$ 2.50	1,515,000
July 21, 2006 warrants issued for consulting fees	9-10 years	$ 0.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$ 2.90	9,051,725
January 19, 2007 notes payable, warrants issued to noteholders	10 years	$ .01	375,000
February , 2008 warrants issued to investor	10 years	$ .10	1,000,000
March 28, 2008 Preferred share issuance	5 years	$ .0375	2,000,000

A summary of the Company’s stock warrant activity and related information at March 31, 2008 and December 31, 2007 is as follows:
	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2006	17,990,940	$.25 - 3.84	$ 2.27
Issued	20,699,724	$.01 - .36	$ 25
Exercised	(439,655)	$.01	$ 1.26)
Repurchased	(20,324,724)	$.30-.3 6	$ (.25)
Expired	—	—	—

Warrants outstanding and exercisable at December 31, 2007	17,926,285	$.01 - $3.84	$ 2.25
Issued	3,000,000	$.0375-.10	$ .06
Warrants outstanding and exercisable at March 31, 2008	20,926,285	$.01 - $3.84	$ 1.93

The weighted average exercise price for all warrants outstanding as of December 31, 2007 was $2.25 per share. During the year ended December 31, 2007, 20,324,724 shares were repurchased, and 439,635 shares were exercised. The weighted average exercise price for all warrants outstanding as of March 31, 2008 was $1.93 per share.

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

During the three months ended March 31, 2008, Earth issued 13,850,000 common shares, valued at approximately $554,000 million of Earth’s common stock to employees for services rendered, of which all shares were restricted, and 16,728,000 common shares, valued at approximately $661,627, of Earth’s common stock for consulting services, of which 12,475,320 were not restricted.

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

The Registration Rights Agreement also provides for customary piggy-back registration rights whereby holders of shares of Earth’s common stock, or warrants to purchase shares of common stock, can cause Earth to register such shares for resale in connection with Earth’s filing of a Registration Statement with the SEC to register shares in another offering. The Registration Rights Agreement also contains customary representations and warranties, covenants and limitations. There have been no stock options granted as of March 31, 2008.

NOTE 14 — RELATED PARTY TRANSACTIONS

As of March 31, 2008, Earth had payables to the following related party totaling $50,419 as follows: This affiliate was the prior owner of the LNG Business and is currently an investor in EBOF and Apollo Resources.  This affiliate provides shipping services of LNG to various customers.  Total shipping costs incurred during the three months ended March 31, 2008 using this affiliates was approximately $1,184,000.  As of March 31, 2008, the Company had a deposit with this affiliate totaling $450,000 which is included in prepaid and other long-term assets, accounts payable due this affiliate vendor totaling $594,000 and advances payable to this affiliate totaling $50,419.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

As part of the “BioWillie” license agreement, Earth pays $25,000 in monthly advances on biodiesel royalty amounts payable equal to two cents per gallon of fuel sold under the BioWillie trademark. The contract is renewable every 2 years. For the three months ended March 31, 2008, royalty payments totaled $0.

Leases  —

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

Total rent expense for the three months ended March 31, 2008 was approximately $55,623.

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

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors.   Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement. Subsequent to the second quarter of 2007, certain of the note holders, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”).  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes of $100,651,173. Total accrued penalties were approximately $48,151,000 as of March 31, 2008.

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

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $1,000,000 in regards to claims deemed likely in accounts payable and accrued expenses as of March 31, 2008.

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

NOTE  16  — INCOME TAXES

In 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As such, the Company has determined that certain tax liabilities relating to a supply contract relating to the Apollo Resources purchase of the LNG Business in December 2005 should be recorded in the accompanying financial statements totaling $17,233,000 of which $11,550,000 was recorded as an addition to goodwill, $1,641,000 represents interest, and $2,225,000 represents prior periods estimated penalties and interest.  The outcome of this tax estimate is uncertain at this time. The Company recorded an adjustment to retained earning of $2,225,000 as a part of the transitional accounting promulgated by FIN 48 at December 31, 2007. In addition, additional interest has been accrued totaling approximately $229,000 as of March 31, 2008.  The Company will adjust the accrual for this tax contingency in the period that the facts and circumstances warrant or the liability is settled with taxing authorities. The Company's tax years for 2005 through 2006 are subject to examination by various tax authorities. A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. As of March 31, 2008, it is possible that the Company's liability for uncertain tax positions will be reduced by as much as $17.2 million during the year ended December 31, 2012 as a result of the settlement of tax positions with various tax authorities.

In addition to the above FIN 48 income tax liabilities, the Company has net deferred tax assets calculated at an expected rate of 35% of approximately $48.4 million and $46.6 million as of March 31, 2008 and December 31, 2007, respectively. As the ultimate realization of this net tax asset is uncertain, the Company has provided a valuation allowance for the entire amount at March 31, 2008 and December 31, 2007, respectively.

The net deferred tax assets generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $123.9 million as of March 31, 2008, and will expire in the years 2024 through 2027.  The valuation allowance for deferred tax assets was increased by approximately $2.2 million and $27.3 million for the three months ended March 31, 2008 and for the year ended December 31, 2007, respectivley.
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2008 and year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets:	(in 000’s)	(in 000’s)
Impairment of investments and intangibles	$4,870	$4,870
Net operating loss carryforwards	46,953	43,618
Deferred tax assets	51,823	48,488
Less valuation allowance	(51,783)	(48,448)
Total deferred tax assets	40	39
Deferred tax liabilities:
Depreciation and amortization	(40)	(39)
Total deferred tax liabilities	(40)	(39)

Net deferred tax assets (liabilities)	$—	$—

NOTE 17 — SEGMENT INFORMATION

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

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Three months ended March 31, 2008
Revenue	$7,421	$—	$7,421
Income (Loss) from operations	$172	$(4,636)	$4,464
Interest Expense	$1,649	$3,505	$5,154
Net Loss for the three months ended March 31, 2008	$(1,468)	$(8,206)	$(9,674)
Property, plant and equipment, net	$8,663	$15,742	$24,405
Total Assets	$48,707	$28,227	$76,934
Current Liabilities	$43,071	$96,773	$139,844
Year Ended December 31, 2007
Revenue	$26,068	$1,018	$27,086
Income (Loss) from operations	$102	$(32,215)	$(32,113)
Interest Expense	$(2,671)	$(56,215)	$(58,886)
Net Loss for the twelve months ended December 30, 2007	$(5,296)	$(117,184)	$(122,480)
Property, plant and equipment, net	$9,033	$16,045	$25,078
Total Assets	$50,846	$28,999	$7 9,845
Current Liabilities	$40,750	$93,239	$133,989

Municipal customers represent approximately 46% of the consolidated revenues related to LNG. The total sales to this customer for the year ended 2006 was approximately $3.4 million.

NOTE 18 — SUBSEQUENT EVENTS

On March 28, 2008, and subsequently amended on April 9, 2008, the board of directors approved a Certificate of Amendment to Series A Preferred Stock of Earth. The Company is authorized to issue 15,000,000 shares of $0.001 par value preferred stock (“Preferred Stock”).  The Board of Directors of the Company has designated 935,000 shares of the Preferred Stock as Series A Preferred Stock, the number of shares designated and rights of each class are briefly described as follows:

Series A Convertible Preferred Stock

On April 10, 2008, the Company designated 935,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $.02. Holders of Series A Preferred Stock are entitled to one vote for each share of Series A Convertible Preferred Shares held, are entitled to elect up to two members to the Company’s Board of Directors, and, absent such election, are provided certain voting and veto rights to any vote by the Board of Directors. As of April 10, 2008, there were 935,000 shares of Series A Preferred Stock designated and as of March 28, 2008 100,000 shares of Series A Preferred Stock were issued and outstanding.

ITEM 2.                   Management’s Discussion and Analysis

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

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel and liquid natural gas. Earth produces pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20 biodiesel. Biodiesel is a non-toxic biodegradable diesel fuel made from soybean and other vegetable oils, and used recycled oils and fats. Earth utilizes vegetable oils such as soy and canola oil as raw material (feedstock) for the production of biodiesel fuel. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth also produces and distributes liquefied natural gas, or LNG, which is natural gas in its liquid form. Liquid natural gas is primarily methane with only small amounts of other hydrocarbons. Earth’s primary operations are in Arizona and California.

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

Management believes that the LNG Business has substantial market value that is not necessarily reflected by the accompanying financial statements.  The LNG company acquisitions have produced revenues over the past two years in excess of $50 million, and this market has been the focus of Earth LNG’s underlying company efforts for over ten years. While cash flows from operations were flat year over the first of the 2007 year, the second half of 2007 demonstrated positive trends due to renewed and new customer contracts, significant cost restructurings and management improvements. This company is the largest producer and wholesaler of vehicle-quality liquid natural gas in the United States and is one of only five production facilities in the country that produces clean liquid natural gas. This company offers turnkey fuel solutions, and leases storage, fuel dispensing equipment and fuel loading facilities. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications. Earth currently produces 87,000 gallons per day, with a maximum capacity of 95,000 gallons per day.

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

During the first two quarters of 2007 the company obtained approximately $31 million in credit facilities.  The credit facilities consisted of two term loans totaling $24 million, due in 3 years and are secured by the LNG plant facility in Topock, Arizona, and the biodiesel plant located in Durant Oklahoma. There is also $7 million in revolving credit facilities which are advanced at the rate of 85% of accounts receivable.   The term loan credit facilities were amended during the fourth quarter of 2007, and the facility was increased by $4.7 million.

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

Earth believes the LNG business will be a major part of establishing future financial stability of the Company. The Company also believes the above measures will significantly enhance the liquidity position, profitability and allow for repayment to the $52.5 notes holders. Earth’s management is attempting to seek strategic alternatives, including the pursuit of additional financing for strategic acquisitions or a merger with other businesses. The Company has incurred significant losses from operations and as of March 31, 2008, and has limited financial resources. These factors raise substantial doubt about our ability to continue as a going concern. Management intends to raise capital through other offerings, secure collateralized debt financing and use these sources of capital to grow and enhance its alternative fuel production and distribution operations. If additional funds are raised by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility. Earth’s performance will also be affected by prevailing economic conditions. Many of these factors are beyond Earth’s control. There can be no assurance that adequate funds will be available when needed and on acceptable terms, or that a strategic alternative can be arranged. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Comparison of Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Sales revenue	100%	99%
Energy production credits	—%	1%
Total revenues	100%	100%
Cost of sales	81%	95%
Gross profit	19%	5%
Compensation	27%	77%
Other selling, general and administrative	44%	51%
Depreciation and amortization	9%	1%
Write-off of intangibles	—%	—%
Net loss from operations	(60)%	(125)%
Impairment of investment	—%	—%
Bad debt expense	—%	—%
Interest expense	69%	242%
Net (loss)	(130)%	(384)%

 Revenue.   Total revenue for the three months ended March 31, 2008 increased $0.8 million, or 12%, to approximately $7.4 million from approximately $6.6 million in the three months ended March 31, 2007. The increase in total revenue is primarily the result of increased sales of LNG, due to new contracts obtained during 2007.

Cost of Sales.    The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesel, petro fees, chemicals, and related costs of production. Our cost of sales excludes depreciation, amortization and compensation related to the production of alternative fuels. Cost of sales for the three months ended March 31, 2008 decreased $0.3 million, or 5%, to approximately $6 million from approximately $6.3 million for 2007. Our cost of goods sold is mainly affected by the cost of biodiesel, vegetable oil, natural gas and other raw materials. The decrease in cost of sales is primarily the result of decreased sales of biodiesel, and resulting decrease in purchases of feedstock. Biodiesel cost of sales were $0 in 2008 from approximately $.7 million in 2007.  LNG costs of sales were approximately $5.9 million in 2008, down from approximately $5.6 million in 2007.

Compensation.   Compensation for the three months ended March 31, 2008 decreased approximately $3.1million, or 61%,related primarily to reduction in work force and reduction in EBOF shares issued to employees in 2008. The shares issued as share based compensation were valued at market consistent with SFAS  No. 123(R), “Share-Based Payment” (“SFAS  No. 123(R)”).

Other Selling, General and Administrative Expenses.   The types of expenses included in the selling, general and administrative expenses include office expenses, insurance, professional services and shares issued to consultants for consulting services, travel expenses and other miscellaneous expenses. Other selling, general and administrative expenses for the three months ended March 31, 2008 decreased approximately $0.1 million from approximately $3.4 million for the same period in 2007. The 2008 costs decrease consists of reductions in consulting, marketing, professional, administrative, and travel expenses. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Depreciation and Amortization.   Depreciation and amortization for the three months ended March 31, 2008 decreased to approximately $0.3 million from $1.0 million for the same period in 2007. The decrease in depreciation and amortization is related primarily to purchases of plant and equipment.

Interest Expense.  Interest expense consisted primarily of interest fees, late charges, redemption premiums and registration penalties related to defaults on agreements for the three months ended March 31, 2007. Interest expense also consists of the amortization of debt discounts associated with beneficial conversion features and various bank fees for new loans.  Interest expense related primarily to term debt facilities for the three months ended March 31, 2008 was approximately $5.2 million.

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

Liquidity and Capital Resources

Overview.   Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. For the three month period ending March 31, 2008 our cash and cash equivalents increased by approximately $43,000 from December 31, 2007. Net cash provided by operating activities was $545,000 in 2008 compared to net cash used by operating activities of $10.2 million for the three month period ending March 31, 2007.   The increase in net cash provided by operating activities relates primarily to increased sales of lng products during the second half of 2007, and for the three months ended March 31, 2008.

Net cash used in investing activities was $10 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $400,000 for the same period in 2008. The decrease in net cash used in investing activities relates to the completion of the Durant facility in 2007, and thus reduced purchases of fixed assets in the amount of approximately $2.2 million from 2008.   In addition, notes receivable and advances and investments in 2007 totaling approximately $7.7 million, as opposed to increases for the same of $361,000 for the same period in 2008.

Net cash provided by financing activities was $21.8 million for the three months ended March 31, 2007, compared to net cash used by financing activities of $102,000 for the same period in 2008. Cash flows provided by financing activities during 2007 relate primarily to the issuance of term debt facilities and lines of credit totaling $29 million, less the repayment of prior debts of $8.7 million.  In addition, $1.5 million relates to proceeds from the issuance of common stock in 2007.

We incurred net losses and positive cash flows from operations of approximately $(9.7) million and $545,000 respectively, for the three months ended 2008. Of the net losses approximately $1.2 million relates to shares issued to employees and non employees for services rendered, $2.9 million relates to the amortization of debt discounts. We had approximately $85,000 in cash and cash equivalents at March 31, 2008. Our working capital deficit at March 31, 2008 was approximately $136 million.

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

During the first two quarters of 2007 the company obtained approximately $31 million in credit facilities.  The credit facilities consisted of two term loans totaling $24 million, due in 3 years and are secured by the LNG plant facility in Topock,, Arizona, and the biodiesel plant located in Durant Oklahoma. There is also $7 million in revolving credit facilities which are advanced at the rate of 85% of accounts receivable.   The term loan credit facilities were amended during the fourth quarter of 2007, and the facility was increased by $4.7 million.

The Company is also in the process of refinancing the term debt related to the Durant, Oklahoma biodiesel plant, and retrofitting the plant to allow for usage of other types of raw materials besides soybean oil.  Due to the significant increase in feedstock prices during the year this plant was idle for the first quarter of 2008, resulting in reduced profit margins.  Management is currently focusing on retrofitting the plant to be able to process yellow grease. Yellow grease is basically cooking grease, is easily accessible, and represents a significant reduction in cost from the existing market prices for soybean oil and other feedstock’s.

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

Recent Accounting Pronouncements

On February  16, 2006 the FASB issued SFAS  155, “Accounting for Certain Hybrid Instruments,” which amends SFAS  133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS  140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

Contractual obligations

Current Debt Obligations  —

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors. The notes carried an 8% coupon, payable quarterly, and are convertible into shares of common stock at $2.90 per share. In connection with the issuance of the notes, Earth also issued five-year warrants to purchase 9,051,725  shares of common stock to the investors and five-year warrants to purchase 1,357,759  shares of common stock to Earth’s placement agent, at $2.90  per share. Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30 days from closing in accordance with the original securities purchase agreements.  Subsequent to year end, Earth brought all coupon rate interest current totaling $1,574,222, plus the second interest payments due.

However,  subsequent interest and principal payments due under the notes were not made and as such, penalties and interest totaling approximately $48 million have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge.  Subsequent to the quarter ended June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July 24, 2006, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company. On November 14, 2007, Earth Biofuels, Inc .negotiated and executed a settlement agreement with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year. The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued penalties were approximately $48,151,000 as of December 31, 2007and at March 31, 2008.

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

In connection with the above facilities interest reserves were escrowed as of December 31, 2007 totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collaterized. In addition, Earth incurred loan costs in the amount of $2,854,443 which will be amortized over the term of the notes.

On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000. The note and interest of 10% is due at maturity on March 15, 2008. These shares were issued in reliance upon the exemption from registration afforded by Section  4(2) of the Securities Act. The value of the shares totaling approximately $286,000 was allocated as a discount on the note.

Earth has several other demand notes totaling $415,000 as of December 31, 2007.  The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

On March 28, 2008, the Company entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 100,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 2,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 2,000,000 shares of common stock. We received $100,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation.

In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of March 28, 2008 (the “Registration Rights Agreement”), which requires us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and issuable upon conversion of the convertible preferred stock. The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock.

Due to certain rights granted to its holders, the convertible redeemable preferred stock is classified as non-permanent equity in the Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the redeemable preferred shares are classified as liabilities also due to certain rights granted to its holders.  The shares are redeemable at any time after April 27, 2008 at 1.35 times the original amount or $135,000.

At the initial conversion price, the 100,000 shares of convertible preferred stock currently outstanding are convertible into an aggregate of 5,000,000 shares of our common stock. The convertible preferred stock is convertible into shares of our common stock at an initial conversion price of $.02 per share.

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

Total rent expense for the three months ended March 31, 2008 was approximately $55,623.

Forward Looking Statements

Certain disclosure and analysis in this report, including information incorporated by reference, includes forward-looking statements that are subject to various risks and uncertainties. In addition to statements of historical fact, this Quarterly Report on Form 10-Q contains forward-looking statements. The presentation of future aspects of Earth’s business found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.              Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable, but not absolute, assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and ExchangeCommission's rules and forms and that such information is accumulated and communicated to our management, including our  Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

In light of this, management has augmented the resources in Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the year ended December 31, 2007, and for the three months ended March 31, 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the three months ended March 31, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

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

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $585,000 in regards to claims deemed probable to occur in accounts payable and accrued expenses as of March 31, 2008.

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

Item 1A.  Risk Factors

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

•
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

•
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

•
In addition, on March 23, 2007, Earth obtained a $9 million term loan facility, and a $2 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair.

•	value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the year ended December 31, 2007.

•
In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.

•
On December 13, 2007, Earth entered into a loan agreement to which Earth issued 10,000,000 shares of common stock in connection with proceeds received of $550,000. The note and interest of 10% is due at maturity on March 15, 2008. These shares were issued in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act.

•
The Company has guaranteed secured notes issued to the parent Apollo Resources International, Inc. (“ARI”) (the parent). The secured notes were issued in the total amount of $3,550,000 to ARI and guaranteed by the Company on February 12, 2007. As of December 31, 2007 the notes have been repaid through the sale of underlying collateral, and from the issuance of 7,218,750 additional shares of the Company’s stock, resulting in a net contingent liability of approximately $1.4 million still owed to the third party, and recorded in accounts payable on the Consolidated Balance Sheets of Earth. The fair market value of the additional shares issued and the remaining contingent liability was recorded as a reduction of amounts due to the parent from prior advances, resulting in no charges to earnings for Earth.

•
During the three months ended March 31, 2008, Earth issued 13,850,000 common shares, valued at approximately $554,000 million of Earth’s common stock to employees for services rendered, of which all shares were restricted, and 16,728,000 common shares, valued at approximately $661,627, of Earth’s common stock for consulting services, of which 12,475,320 were not restricted.

•
On March 28, 2008, the Company entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 100,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 2,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 2,000,000 shares of common stock. We received $100,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation.

   In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of March 28, 2008 (the “Registration Rights Agreement”), which requires us to use   our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued and issuable upon conversion of the convertible preferred stock. The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock.

          Due to certain rights granted to its holders, the convertible redeemable preferred stock is classified as non-permanent equity in the Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange  Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the redeemable preferred shares are classified as liabilities also due to certain rights granted to its holders.  The shares are redeemable at any time after April 27, 2008 at 1.35 times the original amount or $135,000.

        At the initial conversion price, the 100,000 shares of convertible preferred stock currently outstanding are convertible into an aggregate of 5,000,000 shares of our common stock. The convertible preferred stock is    convertible    into shares of our common stock at an initial conversion price of $.02 per share.

Item 3.	Defaults upon Senior Securities

See footnote 2 in “Going Concern” under Item 1.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 28, 2008, and subsequently amended on April 9, 2008, the board of directors approved a Certificate of Amendment to Series A Preferred Stock of Earth. The Company is authorized to issue 15,000,000 shares of $0.001 par value preferred stock (“Preferred Stock”).  The Board of Directors of the Company has designated 935,000 shares of the Preferred Stock as Series A Preferred Stock, the number of shares designated and rights of each class are briefly described as follows:

Series A Convertible Preferred Stock

On April 10, 2008, the Company designated 935,000 shares of Preferred Stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $.02. Holders of Series A Preferred Stock are entitled to one vote for each share of Series A Convertible Preferred Shares held, are entitled to elect up to two members to the Company’s Board of Directors, and, absent such election, are provided certain voting and veto rights to any vote by the Board of Directors. As of April 10, 2008, there were 935,000 shares of Series A Preferred Stock designated and as of March 28, 2008 100,000 shares of Series A Preferred Stock were issued and outstanding.

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

10.93(3)	Loan and Security Agreement with Greenfield Commercial Credit LLC dated March 1, 2007, and related Revolving Credit Loan note and Guaranty (Exhibit previously labeled 17.)
10.94(7)	Settlement Agreement with Pacific Biodiesel
10.95(7)	Amended Medley Agreement
10.96(7)
Interim Restructuring Agreement; dismissals; Order Granting Joint Motion of Debtor and Petitioning Creditors Holding 94% of Notes to Approve Interim Settlement Agreement and Dismiss Involuntary Bankruptcy Petition Pursuant to 11 U.S.C. §§ 105(a) and 3039j)(2) and Federal Rule of Bankruptcy Procedure 9019,

10.97(7)	Amended and Restated 2006 Stock Option and Award Plan
10.98(7)	Harborview Note Payable and Award Plan
10.99	Master Swap Agreement between Apollo Resources International and Arizona LNG.
10.99 A	Asset Purchase Agreement among Biodiesal Investment Group, Blackhawk Biofuels, LLC, etal
10.99 B(6)	Series A Preferred Stock First Amended and Restated Securities Purchase Agreement and Warrant Purchase Agreement, and Certificate of Amendment to Series A Preferred Stock of Earth.
12.1(3)	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc. (Exhibit previously labeled 18.)
14	Code of Ethics – (Exhibit previously labeled 11.)
20.1(5)	Series of 7 Secured Notes (incorporated by reference to Exhibit 7.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on November 19, 2007).
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006
(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.
(4)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending June 30, 2007 filed with the SEC on August 13, 2007.
(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007.
(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008.
(7)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2007 filed with the SEC on March 28, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer
(Principal Executive Officer)

Date:  May 20, 2008

/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 20, 2008