Form 10-Q
period 2008-08-19
EARTH BIOFUELS INC
filed 2008-08-19
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

I       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                         Yes ☐ No ☒

         As of July 2, 2008 there were 375,076,314 shares of common stock of the registrant outstanding.

EARTH BIOFUELS, INC.

FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1.
       PART I FINANCIAL INFORMATION
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)
	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$48	$42
Investments in equity securities	39	73
Trade accounts receivable, net of allowances totaling $0 and $30	—	2,545
Inventory	110	159
Prepaid expenses and other current assets	203	2,417
Total Current Assets	400	5,236

Property, Plant and equipment, net of accumulated depreciation	2,673	25,078
Investments and advances	11,366	11,740
Prepaid and other long term assets	365	222
Deferred financing fees		2,036
Goodwill		35,533
Total Assets	$14,804	$79,845

Current Liabilities
Accounts payable	$10,923	$12,754
Accrued interest payable	48,151	48,151
Payables to related parties	707	253
Demand Notes	801	679
Note payable	—	1,508
Convertible promissory notes, net of discount	52,500	24,711
Term debt facilities	5,000	28,700
Accrued income taxes	17,610	17,233
Total Current Liabilities	135,692	133,989

Commitments and contingencies (Note 14)

Redeemable preferred stock, $.001 par value, 15,000,000 shares authorized 100,000 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—

Redeemable preferred stock, $5.00 par value, 2,000,000 shares authorized, 243,000 and 0 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,215	—

Stockholders’ Equity (Deficiency)
Common stock, $.001 par value, 400,000,000 shares authorized, 364,576,314 and 364,442,180 shares issued and outstanding, and 278,389,134 issued and 276,554,134 shares outstanding as of December 31, 2007	365	278
Additional paid-in capital	157,100	154,122
Accumulated deficit	(279,343)	(204,277)
Notes receivable from parent	—	(4,111)
Treasury stock at cost (2,855,000 shares)	(226)	(156)
Total Stockholders’ Equity (Deficiency)	(122,103)	(54,144)

Total Liabilities and Stockholders’ Equity	$14,804	$79,845

See accompanying notes to consolidated financial statements

3

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
(Amounts in 000’s)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Restated)
Sales revenue	$7,383	$6,742	$14,804	$13,387
Cost of sales	7,275	5,794	13,259	12,086
Gross profit	108	948	1,545	1,301

Compensation	917	1,407	2,896	6,521
Other selling, general and administrative	5,319	3,462	8,564	6,818
Depreciation and amortization	672	1,243	1,349	2,195

Net loss from operations	(6,800)	(5,164)	(11,264)	(14,233)

Other income (expense)
Interest income	56	208	66	205
Loss on sale of fixed assets	—	—	—	(121
Interest expense	(27,087)	(13,551)	(32,305)	(29,674)
Loss on equity investments	—	(4,192)	—)	(4,192)
Impairment losses	—	(10,623)	—	(10,938)
Fixed asset impairment	(12,774)	—	(12,774)	—
Loss on marketable securities	—	(852)	—	(852)
Loss on sale of subsidiary	(18,787)	—	(18,787)	—)
Other expenses		(508)		(405)

Total other income (expense)	(58,592)	(29,518)	(63,802)	(45,977)

Net loss	$(65,392)	$(34,682)	$(75,066)	$(60,210)

Net loss per common share

Basic and diluted net loss	$(0.27)	$(0.17)	$(0.31)	$(0.29)

Weighted average shares	235,749	204,160	235,749	204,160

See accompanying notes to consolidated financial statements

4

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the SixMonths Ended June 30, 2008 and For The Year Ended December 31, 2007
(Unaudited)
(Amounts in 000’s)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Note Receivable from Parent	Totals

Balance December 31, 2006 (restated)	233,047	233	145,555	(570)	(463)	(79,572)	—	65,183
Cumulative adjustment for the implementation of FIN 48	—	—	—	—	—	(2,225)		(2,225)
Adjusted Balance, January 1, 2007	233,047	233	145,555	(570)	(463)	(81,797)	—	62,958
Parent and affiliate note receivable	—	—	—	—	—	—	(4,111)	(4,111)
Shares issued for cash	7,872	8	1,522	—	—	—	—	1,530
Shares issued for services	7,800	8	3,991	—	—	—	—	3,999
Shares forfeited	(6,000)	(6)	—	—	—	—	—	(6)
Shares issued for related parties	8,219	8	1,801	—	—	—	—	1,809
Shares issued for converted debt	16,922	17	102	—	—	—	—	119
Exercise of warrants	250	—	—	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(127)	—	—	—	(127)
Reclassification adjustment for losses included in net income, net of $0 tax effect	—	—	—	697	—	—	—	697
Treasury stock, net of sales and purchases	(1,556)	—	—	—	307	—	—	307
Share issued in connection with demand notes	10,000	10	286	—	—	—	—	296
Net changes in discounts on convertible debts	—	—	865	—	—	—	—	865
Net loss	—	—	—	—	—	(122,480)	—	(122,480)
Balance December 31, 2007	276,554	$278	$154,122	$—	$(156)	$(204,278)	$(4,111)	$(54,145)
Shares issued for services	30,578	32	1,150	—	—	—	—	1,182
Shares issued in connection with preferred stock including, common stock warrants and beneficial conversion feature	55,000	55	1,807	—	—	—	—	1,862
Shares issued for investments	609	1	23	—	—	—	—	24
Treasury Stock	(1,299)	(1)	—	—	(70)	—	—	(71)
Parent and affiliate note receivable							4,111	4,111
Net loss	—	—	—	—	—	(75,066)		(75,066)
Balance June 30, 2008	361,442	$365	$157,100	$—	$(226))	$(279,343)	—	$(122,103)

See accompanying notes to consolidated financial statements

5

EARTH BIOFUELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2008 and 2007
(Unaudited)
	2008		2007

Cash Flows from Operating Activities:
Net Loss		$(75,066)	$(60,210)
Loss on sales of fixed assets		—	121
Losses on marketable securities		—	697
Depreciation		1,349	1,635
Amortization of debt issuance costs		—	561
Impairment of investments		—	4,192
Goodwill impairment		35,533	10,938
Fixed asset impairment		12,774	—
Share-based compensation expense		1,217	3,875
Debt discount amortization		27,273	5,410
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable		(2,545)	(268)
Inventory		(49)	45
Prepaid expenses & other current assets		1,088	(3,224)
Advances to related parties		—	(1,310)
Notes receivable from related party		—	(1,847)
Increase (decrease) in:
Accounts payable and accrued expenses		(1,682)	(149)
Accrued interest payable		—	18,982
Other		216	—

Net cash provided by (used in) operating activities		108	(20,555)

Cash Flows From Investing Activities:
Cash paid for investment		—	(91)
Advances on payments to related parties		(400)	(1,779)
Cash paid for advances on investments		—	—
Repayments from investments and advances		—	2,355
Cash paid for purchases of fixed assets		—	(2,558)

Net cash used in investing activities		(400)	(2,073)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock			1,534
Proceeds from long term debt and line of credit		(132)	30,036
Repayments of long term debt and line of credit			(8,653)
Proceeds from sale of treasury stock		(70)	463
Proceeds from issuance of preferred stock		500
Cash paid for debt issuance cost			(509)

Net cash provided by financing activities		298	22,871

Net increase in cash		6	243

Cash and cash equivalents
Beginning of period		42	291

End of period		$48	$534

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$		$—
Cash paid for interest		$3,147	$2,904
See accompanying notes to consolidated financial statements

6

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

The principal business of Earth has been the domestic production, supply and distribution of petroleum diesel-based alternative fuels consisting of pure biodiesel fuel (B100) for sale directly to wholesalers, and to be used as a blend stock to make B20. Earth’s primary bio-diesel operations are located in Oklahoma and Texas.    Plant has been inactive since the May 2007 due to the cost of feed stock.

On June 30, 2008, the Company sold its wholly owned subsidiary New ELNG to PNG Ventures Inc. (“PNG”) via a Share Exchange Agreement (the “Exchange Agreement”), in exchange for the issuance of 7,000,000 shares of the of common stock of the PNG. Prior to the completion of the Share Exchange, Earth LNG, Inc, a Texas corporation (“ELNG”) had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the  LNG business, resulting in the characterization of the transfer as an asset sale of EBOF’s subsidiary.  The investors holding $52.5 million in senior unsecured notes were granted an irrevocable proxy regarding the 7 million shares EBOF received in the exchange. In addition, the notes to the investors were amended with new conversion rates to EBOF shares, and/or are exchangeable into the PNG shares with limitations on the exchanges.

Accordingly, EBOF does not have voting control over the 7,000,000 shares of PNG Ventures, Inc. which is held by its majority debt holders in settlement of its workout plans.  As a result, a change of control has occurred with regard to the LNG business and the related balance sheet has not been consolidated herein.  Earnings from the LNG business have been included in the Company financials statements through the effective date of the sale.

Going Concern

Earth has incurred significant losses from operations through June 30, 2008 and has limited financial resources. The Company also has an accumulated deficit of $279,343, negative current ratios and negative tangible net worth at June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. In addition, investors holding $52.5 million in senior unsecured notes filed with the bankruptcy courts a Chapter 7 – Involuntary Liquidation against EBOF during the second quarter of 2007. However, on November 14, 2007, EBOF negotiated and executed a settlement agreement (the “Agreement”) with the above note holders.  The Agreement required the creditors to dismiss their petition of bankruptcy.

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

These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

Marketable Securities — In accordance with SFAS  No.  115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At December 31, 2007 the market value of investments in equity securities was approximately $73,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $1,071,000 are included in earnings as of December 31, 2007.  Realized losses totaling approximately $25,000 were recorded as of the three months ended June 30, 2008.

Inventory  — Inventories of fuel purchased and processed are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market.

Notes Receivable from Parent and Affiliates  — Notes receivable from Parent and Affiliates consist of advances made to Apollo Resources pursuant to inter-company credit agreements. The notes are due upon demand and consist of market interest rates ranging from 6% to 15%. Amounts advanced to related parties were used to fund operations and investments.. The amounts due from the parent totaled approximately $700,000 as of June 30, 2008.  Additionally, there were advances made from a former subsidiary totaling $6 million which was previously reflected as a reduction in equity in conformity with the EITF 85-1 and SAB Topic 4-G, which requires that notes or other receivables from a parent or another affiliate be treated as a deduction from stockholders’ equity in the balance sheet. As a result of the sale of the subsidiary these receivables were recorded as a gain, and netted with losses on the sale of the subsidiary.

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

Registration Payments— In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.   The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  In connection with the Securities Purchase Agreements and the related Registration Agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%.   As of June 30, 2008 and December 31, 2007 these penalties total $13.4 million and are being classified as accrued interest with a related charge to interest expense.

NOTE  3  — INVENTORIES

At June 30, 2008 and year ended December 31, 2007, respectively, inventories consisted of the following:

	June 30, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Biodiesel inventory, finished goods	$110	$127
Liquid Natural Gas, finished goods	—	32

Total	$110	$159

NOTE  4  — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at June 30, 2008 and year ended December 31, 2007:

	June 30, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Deposits on business related assets and office spaces	193	1,193
Escrowed interest related to term debt facilities	$—	$1,205
Other prepaid assets	375	241
Total	568	2,639

Less current portion	(203)	(2,417)

Long term prepaid expenses and other assets	$365	$222

NOTE  5  — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of June 30, 2008 and year ended December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Property, Plant and Equipment	($ in 000’s)	($ in 000’s)

Land	$681	$681
Buildings and improvements	16,290	24,882
Fixtures and equipment	712	10,494

Total cost	17,683	36,057
Fixed asset impairment	(12,773)
Accumulated Depreciation	(2,237)	(10,979)

Net property, plant and equipment	$2,673	$25,078

As part of the share exchange, $6,950,000 of the debt related to the Durant plant facility was transferred as part of the sale of the subsidiary, and amended into the new debt on the LNG plant.  As a result, the Durant plant was deemed impaired and is recorded at net realizable value, with a charge to earning for plant impairment of $12,773,000.

Depreciation expense for the six months ended June 30, 2008 was $1,349,000.

NOTE 6 — INVESTMENTS, ADVANCES AND NOTES RECEIVABLE FROM RELATED PARTIES

Amounts representing the Corporation’s percentage interest in the underlying net assets of other significant subsidiaries, and less-than-majority-owned companies in which a significant ownership percentage interest is held, are included in “Investments and advances”; there were no significant operations during 2007 or for the three months ended June 30, 2008, and as such Earth’s share of the net losses of these companies is $0 in the consolidated statement of income. Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of another than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

Investments and advances and impairment amounts consist of the following entities and amounts as of and for the three months ended June 30, 2008 and year ended December 31, 2007:
June 30, 2008			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$6,711	$—
Biodiesel Investment Group, Danville, Illinois	Cost	10%	3,639	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—

PNG Ventures, Inc.	Cost-due to voting proxy of investors	Notes receivable related to letter of intent	697	—

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$11,366	—

December 31, 2007			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$6,445	$—
American Earth	Equity	100%	—	(77)
Systems Management, San Antonio, Texas	Cost	Advances on letter of intent	—	(832)
Vertex Processing, LP, Houston, Texas	Cost	Advances on letter of intent	—	(2,542)
Biodiesel Investment Group, Danville, Illinois	Cost	10%	4,976	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—
Earth Ethanol -Liquification, Moses Lake	Cost	Advances on letter of Intent	—	(750)

HPS Development, L.L.C., Louisiana	Cost	Impairment related to exchange of investment for Note receivable	—	(17,823)

DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Notes receivable related to letter of intent	—	(Amount included below in bad debt expense for $5,525)

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$11,740	$(22,024)

Investments  —

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

Earth Biofuels Technologies —  During 2006, Earth signed an agreement to become the exclusive licensor in the United States for the proprietary biodiesel production technology of Biodiesel Brazil, a company owned by the renowned Dr. Miquel J. Dabdoub.  A professor from the University of São Paulo in Brazil, Dr. Dabdoub is founder and chairman of Biodiesel Brazil and a world authority on the production of biodiesel. Dr. Dabdoub holds a number of patents and proprietary technologies relating to the production and usage of biodiesel fuel. As a world-renowned biodiesel authority and the holder of proprietary technologies relating to the construction of biodiesel facilities, he is an expert in the efficiencies, output capacities, and quality control measures relating to biodiesel production and processing. Earth holds the exclusive rights to Dr. Dabdoub’s technologies throughout North America, and together in 2006, a new entity was formed.. Accordingly, the purpose of the entity is to utilize Dr. Dabdoub’s proprietary technologies, to design and construct biodiesel production facilities, both for us directly and for third parties.  Additionally, we will use Mr. Dabdoub’s expertise to assess potential acquisitions of biodiesel production facilities, and to assist in the due diligence process for our other business opportunities. This company is to be funded from construction contracts obtained. There were no properties under construction as of the six months ended June 30, 2008. The operations of this entity are consolidated with Earth.

PNG Ventures, Inc.

As part of the sale of the subsidiary, EBOF received 7 million shares of PNG common stock.  The shares were valued at the fair value of net assets sold times the % interest acquired in the exchange, totaling approximately $697,000.

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

Through June 2007, Earth had invested $27 million in the joint venture without a security interest.  The Agreement between the parties was disputed and in June 2007 a settlement agreement was reached whereby HPS would return $4 million in cash and provide an $18 million note to Earth.  In addition, HPS signed an agreement not to compete valued at $5 million. At of December 31, 2007, the $18 million note was considered to be impaired and accordingly, Earth has provided a reserve against this note.  As a result, Earth recorded a $23 million loss on the LLC investment for the year ended December 31, 2007, and $0 for the six months ended June 30, 2008.

The Company’s investment in an Ethanol production facility located in Albemarle, North Carolina was converted to promissory notes and subsequently deemed impaired due to lack of activity. The investment totaling $5,525,000 was written off during 2007 and is included in bad debt expense.

Notes receivable from related parties  —

Notes receivable from related parties consists of advances made to the parent Apollo, and other related parties pursuant to intercompany credit agreements and notes related to investments bearing market rates and terms. Total notes receivable as of June 30, 2008 and year ended December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

DFI	$—	$5,525
AIRO	—	930
Other related parties	—	370

Total	—	6,825

Less amounts written off to bad debt expense	—	(6,825)
Long term notes receivable from related parties	$—	$0

Investment  — related party  —

This consists of an equity investment with less than 5% ownership interest in Blue Wireless, a publicly traded company. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth will account for this investment using the cost method.

NOTE 7 — INTANGIBLE ASSETS

Goodwill recorded on Earth’s balance sheet reflects the purchase price of Earth’s acquisitions exceeding the fair market value of the net assets. At December 31, 2007, Earth had recorded approximately $35,533,000 in goodwill related to its acquisition of its LNG businesses. This was written off as a result of the asset sale and included in the net loss on sale of subsidiary.

Earth determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive totaling $3,981,280 and the $2 million license for the brand name of biodiesel products have been impaired totaling approximately $6 million.  As such the carrying amounts of these assets have been written down to zero and charged against earnings. In addition, a non-compete agreement had been obtained as a result of the settlement with the HPS investment above.   This intangible was also deemed to be impaired and $5,000,000 was charged against earnings.  Total impairments as of June 30, 2008, and December 31, 2007 were $0 and approximately $11million, respectively.

NOTE 8 — DEMAND NOTES —

Earth has several other demand notes net of discounts totaling $801,000 as of June 30, 2008. The notes are un-collateralized, with interest at 8%, all of which is due upon demand.

NOTE 9 — LINE OF CREDIT

As of June 30, 2008 the Company no longer has a line of credit related to the Durant facility.  On March 23, 2007, Earth had obtained a $9 million term loan facility, and a $2.5 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The line of credit balance as of June 30, 2008, and December 31, 2007 was $0.

NOTE  10  — CONVERTIBLE DEBT

Convertible debt consists of the following as of June 30, 2008 and year ended December 31, 2007:

Description	June 30, 2008	December 31, 2007
	($ in 000’s)	($ in 000’s)
Amended and Restated convertible/exchangeable promissory notes	$52,500	$52,500
Discount on convertible promissory notes	-	(27,789)

Current portion of convertible promissory notes	$52,500	$24,711

In connection with sale of the subsidiary, an amended Securities Purchase agreement with investors was executed, of which, the original conversion terms were amended to $.09 per share, or the notes are exchangeable into $10 per share of PNG stock.  As a result of this amendment the original discount discussed below, net of amortization as of June 30, 2008, was reversed to interest expense totaling approximately $24 million.

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

Subsequent to the second quarter of 2007, certain of the note holders above, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.    The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued interest and penalties were approximately $48,151,000 as of December 31, 2007 and June 30, 2008.

On November 29, 2007, certain of there note holders converted the $1.1 million in aggregate senior notes to common stock of Earth.   The notes, interest and penalties were settled through the issuance of 16,818,155 shares valued at approximately $1,210,000.  A gain on the conversion was recorded totaling approximately $454,000 was recorded for the year ended December 31, 2007.

Accrued unpaid penalties and interest related to the above judgment for June 30, 2008 and year ended December 31, 2007 is as follows:

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

NOTE 11 — TERM DEBT FACILITIES

As part of the sale of the LNG subsidiary, on June 30, 2008, $6,950 million dollars secured by the Durant plant was transferred to the LNG business, and sold as part of the “Share Exchange” agreement with PNG.  In addition the $15 million term debt facility related to the LNG plant was also transferred to PNG as part of the share exchange. As of June 30, 2008, the debt totaled $5 million related to the Durant plant.

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

In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million, respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees are payable at maturity of the debt and are being accrued monthly.   Accrued financing fees of approximately $1,414,000 are included in accounts payable at June 30, 2008.

The Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.   The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements.  As a result, the notes are included in current liabilities.

Subsequent to default, the Company received additional funding in the fourth quarter of 2007 from the lender in the amount of $4.7 million.  Notes payable for both term notes totaled $28,700,000 at December 31, 2007, and June 30, 2008.  In connection with the above term notes interest reserves were escrowed totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collaterized.  In addition, Earth incurred loan costs

NOTE 12 — CONVERTIBLE PREFERRED SHARES

Preferred Stock issuances

As of June 30, 2008, we entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 535,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 2,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 5,000,000 shares of common stock. We received $500,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation. In addition, the share were redeemable at 1.35 times the original amount, and were secured by 50,000,000 freely tradeable common shares of the company.

EBOF defaulted on the redemption date for the preferred shares, however, as part of the Share Exchange, discussed in footnote 1 above, the PNG investors agreed to repay the redemption liability of EBOF.  As a result, this gain is included in the net losses from the sale of the subsidiary. In addition, the 50,000,000 common shares of EBOF were issued to the Preferred stockholder’s. Also, the investors purchased an additional 100,000 shares of preferred stock as part of the option contract.

During the second quarter of 2008, the Company issued 243,000 shares of our newly authorized Series B Convertible Preferred Stock, $5 par value.

NOTE 13 — STOCKHOLDERS’ EQUITY

 Warrants  —

Warrants granted by the Company consisted of the following for the sixmonths ended June 30, 2008.

Description	Remaining Life	Exercise Price	2007 Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 - 9 years	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$2.50	1,515,000
July 21, 2006 warrants issued for consulting fees	9-10 years	$0.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$2.90	9,051,725
January 19, 2007 notes payable, warrants issued to noteholders	10 years	$.01	375,000
February , 2008 warrants issued to investor	10 years	$.10	1,000,000
March 28, 2008 Preferred share issuance	5 years	$.0375	2,000,000

A summary of the Company’s stock warrant activity and related information at March 31, 2008 and December 31, 2007 is as follows:
	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2006	17,990,940	$.25 - 3.84		$2.27
Issued	20,699,724	$.01 - .36	$	. 25
Exercised	(439,655)	$.01		$(1.26)
Repurchased	(20,324,724)	$.30-.3 6		$(.25)
Warrants outstanding and exercisable at December 31, 2007	17,926,285	$.01 - $3.84		$2.25
Issued	3,000,000	$.0375-.10		$.06
Cancelled due to Amended debt agreements	(11,051,725)	.0375-2.90		$(2.38)
Warrants outstanding and exercisable at June 30, 2008	9,874,560	$.01 - $3.84		$1.43

The weighted average exercise price for all warrants outstanding as of December 31, 2007 was $2.25 per share. During the year ended December 31, 2007, 20,324,724 shares were repurchased, and 439,635 shares were exercised. The weighted average exercise price for all warrants outstanding as of June 30, 2008 was $1.43 per share.

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

During the six months ended June 30, 2008, Earth issued 30,578,000 common shares, valued at approximately $1.2 million million of Earth’s common stock to employees for services rendered, of which all shares were restricted.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Royalties  —

As part of the “BioWillie” license agreement, Earth pays $25,000 in monthly advances on biodiesel royalty amounts payable equal to two cents per gallon of fuel sold under the BioWillie trademark. The contract is renewable every 2 years. For the six months ended June 30, 2008, royalty payments totaled $0.

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

Total rent expense for the six months ended June 30, 2008 was approximately $55,623.

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

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $1,000,000 in regards to claims deemed likely in accounts payable and accrued expenses as of June 30, 2008.

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

In 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As such, the Company has determined that certain tax liabilities relating to a supply contract relating to the Apollo Resources purchase of the LNG Business in December 2005 should be recorded in the accompanying financial statements totaling $17,233,000 of which $11,550,000 was recorded as an addition to goodwill, $1,641,000 represents interest, and $2,225,000 represents prior periods estimated penalties and interest.  The outcome of this tax estimate is uncertain at this time. The Company recorded an adjustment to retained earning of $2,225,000 as a part of the transitional accounting promulgated by FIN 48 at December 31, 2007. In addition, additional interest has been accrued totaling approximately $229,000 as of March 31, 2008.  The Company will adjust the accrual for this tax contingency in the period that the facts and circumstances warrant or the liability is settled with taxing authorities. The Company's tax years for 2005 through 2006 are subject to examination by various tax authorities. A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. As of June 30, 2008, it is possible that the Company's liability for uncertain tax positions will be reduced by as much as $17.6 million during the year ended December 31, 2012 as a result of the settlement of tax positions with various tax authorities.

In addition to the above FIN 48 income tax liabilities, the Company has net deferred tax assets calculated at an expected rate of 35% of approximately $48.4 million and $46.6 million as of June 30, 2008 and December 31, 2007, respectively. As the ultimate realization of this net tax asset is uncertain, the Company has provided a valuation allowance for the entire amount at June 30, 2008 and December 31, 2007, respectively.

The net deferred tax assets generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $155.7 million as of June 30, 2008, and will expire in the years 2024 through 2027.  The valuation allowance for deferred tax assets was increased by approximately $12.2 million and $27.3 million for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2008 and year ended December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Deferred tax assets:	(in 000’s)	(in 000’s)
Impairment of investments and intangibles	$4,870	$4,870
Net operating loss carryforwards	58,079	43,618
Deferred tax assets	62,949	48,488
Less valuation allowance	(62,909)	(48,448)
Total deferred tax assets	40	39
Deferred tax liabilities:
Depreciation and amortization	(40)	(39)
Total deferred tax liabilities	(40)	(39)

Net deferred tax assets (liabilities)	$—	$—

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

Certain segment data is included in the table below as follows:

	LNG	Earth Biofuels	Consolidated
	($ in 000’s)	($ in 000’s)	($ in 000’s)

Six months ended June 30, 2008
Revenue	$14,804	$—	$14,804
Income (Loss) from operations	$(2,885)	$(8,379)	$(11,264)
Interest Expense	$3,147	$29,158	$32,305
Property, plant and equipment, net	$—	$2,673	$2,673
Total Assets	$—	$14,805	$14,805
Current Liabilities	$—	$110,849	$110,849
Year Ended December 31, 2007
Revenue	$26,068	$1,018	$27,086
Income (Loss) from operations	$102	$(32,215)	$(32,113)
Interest Expense	$(2,671)	$(56,215)	$(58,886)
Net Loss for the twelve months ended December 30, 2007	$(5,296)	$(117,184)	$(122,480)
Property, plant and equipment, net	$9,033	$16,045	$25,078
Total Assets	$50,846	$28,999	$7 9,845
Current Liabilities	$40,750	$93,239	$133,989

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

Overview

The principal business of Earth is the domestic production, supply and distribution of alternative based fuels consisting of biodiesel and previously liquid natural gas and ethanol. Earth’s primary bio-diesel operations are located in Oklahoma and Texas. Earth sold it subsidiary which produced liquefied natural gas, or LNG, at the end of the second quarter 2008, and restructured its debts with significant investors.

Our primary sources of revenue for the years ended 2008 and 2007 are from the sale of biodiesel fuels and LNG. Our sales revenue is a function of the volume we sell and the price at which we sell. The volume of our sales is largely dependent upon demand and our ability to distribute the product. The selling prices we realize for our products are largely determined by the market supply and demand, which in turn, is influenced by industry factors over which we have little, if any, control, such as the price of gasoline and other alternative energy sources. We blend and market our biodiesel directly to fuel stations. For our biodiesel products the distribution strategy includes supplying B100 for storage and blending terminals, controlling the blending point, and obtaining exclusive agreements with terminal chains throughout the United States. For our LNG products the production facility is located in Topock, AZ, which is just one mile east of the Arizona-California border. The plant has a maximum capacity of 95,000 gallons per day, and is currently running at approximately 94% efficiency. The facility is strategically located in close proximity to its primary metropolitan markets along the west coast to minimize transportation costs.

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

As of the end of June 30, 2008, the Company sold its subsidiary in the LNG business in exchange for 7 million shares of PNG, however, a irrevocable voting proxy was given to the note holders as part of the restructuring discussed above.

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

Results of Operations

Comparison of Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
The following table sets forth selected data as a percentage of total revenues (unless otherwise noted) for the periods indicated. All information is derived from the accompanying consolidated statements of operations.

	Six Months Ended
	June 30,
	2008	2007
Revenues:
Sales revenue	100%	100%
Cost of sales	90%	90%
Gross profit	10%	10%
Compensation	20%	49%
Other selling, general and administrative	58%	51%
Depreciation and amortization	9%	16%
Net loss from operations	(87)%	(106)%
Impairments	(86)%	(113)%
Loss on sale of subsidiary	(127)%	—%
Interest expense	218%	222%
Net (loss)	(507)%	(350)%

Revenue. Total revenue for the six months ended June 30, 2008 increased $1.4 million, or 11%, primarily as a result of increased sales of LNG, due to new contracts obtained during 2007.
Cost of Sales. The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesal, petro fees, chemicals, and related costs of production.

Cost of sales for six months ended June 30, 2008 increased $1.2 million, or 10%, primarily as a result of increased sales of LNG, due to new contracts obtained during 2007.
Compensation. Compensation for six months ended June 30, 2008 decreased approximately $3.6 million and related primarily to shares issued to consultants for employees and consulting services issued in 2007. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses. The types of expenses included in the selling, general and administrative expenses line item include salaries and benefits, office expenses, insurance, professional services, travel and other miscellaneous expenses.

Other selling, general and administrative expenses for six months ended June 30, 2008 increased approximately $1.7million consisting primarily of legal fees and law suit settlements in 2008 incurred.

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
term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. For the six month period ending June 30, 2008 our cash and cash equivalents increased by approximately $6,000 from December 31, 2007. Net cash provided by operating activities was $108,000 in 2008 compared to net cash used by operating activities of $20.5 million for the six month period ending June 30, 2007.   The increase in net cash provided by operating activities relates primarily to increased sales of lng products during  2008.

Net cash used in investing activities was $400,000 for the six month period ending June 30, 2008, compared to net cash used in investing activities of $2.1 million for the same period in 2007. The decrease in net cash used in investing activities relates to the completion of the Durant facility in 2007, and thus reduced purchases of fixed assets in 2008.  In addition, notes receivable and advances and investments in 2007 totaling approximately $1.8 million, as opposed to increases for the same of $361,000 for the same period in 2008.

Net cash provided by financing activities was $298 million for the six month period ending June 30, 2008, compared to net cash used by financing activities of $22.8 million for the same period in 2007. Cash flows provided by financing activities during 2007 relate primarily to the issuance of term debt facilities and lines of credit totaling $29 million, less the repayment of prior debts of $8.7 million.  In addition, $1.5 million relates to proceeds from the issuance of common stock in 2007.

We incurred net losses and positive cash flows from operations of approximately $(75) million and $6,000 respectively, for the six month period ending June 30, 2008. Of the net losses approximately $18 million relates to the losses on sale of our LNG subsidiary, and approximately $13 million relates to fixed asset impairments on our Durant plant. We had approximately $48,000 in cash and cash equivalents at June 30, 2008. Our working capital deficit at June 30, 2008 was approximately $135.3 million.

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

On June 30, 2008, the Company sold its wholly owned subsidiary New ELNG to PNG Ventures Inc. (“PNG”) via a Share Exchange Agreement (the “Exchange Agreement”), in exchange for the issuance of 7,000,000 shares of the of common stock of the PNG. Prior to the completion of the Share Exchange, Earth LNG, Inc, a

Texas corporation (“ELNG”) had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the  LNG business, resulting in the characterization of the transfer as an asset sale of EBOF’s subsidiary.  The investors holding $52.5 million in senior unsecured notes were granted an irrevocable proxy regarding the 7 million shares EBOF received in the exchange. In addition, the notes to the investors were amended with new conversion rates to EBOF shares, and/or are exchangeable into the PNG shares with limitations on the exchanges.

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

These items, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

On March 28, 2008, the Company entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 500,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 5,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 2,000,000 shares of common stock. We received $500,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation.

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

Due to certain rights granted to its holders, the convertible redeemable preferred stock is classified as non-permanent equity in the Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the redeemable preferred shares are classified as liabilities also due to certain rights granted to its holders.  The shares were redeemable at any time after April 27, 2008 at 1.35 times the original amount or $722,500.

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

In light of this, management has augmented the resources in Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the year ended December 31, 2007, and for the six months ended June 30, 2008. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the six months ended June 30, 2008 fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

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

Earth has become subject to various claims and other legal matters in the course of conducting its business. No material individual claims are currently pending; however, the company has recorded approximately $1,000,000 in regards to claims deemed probable to occur in accounts payable and accrued expenses as of June 30, 2008.

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

•
In addition, on March 23, 2007, Earth obtained a $9 million term loan facility, and a $2 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The principal amount is due in 3 years with interest payable at LIBOR plus 1,000 basis points. In connection with this facility, Warrant Purchase and Registration Right agreements were issued to purchase 6,774,908 of the Company’s common stock at $.36 per share for 10 years. At the date of original issuance the warrants had a relative fair.value of $1,654,643. Amortization on the related debt discount totaled $95,888 for the year ended December 31, 2007.

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

•
On March 28, 2008, the Company entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”).  Pursuant to the Purchase Agreement we issued to the investors (i) 500,000 shares of our newly authorized Series A Convertible Preferred Stock, $.001 par value (the “convertible preferred stock”), (ii) Stock Purchase Warrants to purchase an additional 5,000,000 shares of common stock at an initial exercise price of $.0375 per share, and (iii) we issued 5,000,000 shares of common stock. We received $400,000 in gross proceeds in the initial closing. Holders of the Series A Preferred Stock shall be entitled to receive dividends or other distributions with the holders of the Corporation’s common stock, par value $.001 (the “Common Stock”) on an as converted basis when, as, and if declared by the Directors of the Corporation.

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

          Due to certain rights granted to its holders, the convertible redeemable preferred stock is classified as non-permanent equity in the Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange  Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the redeemable preferred shares are classified as liabilities also due to certain rights granted to its holders.  The shares are redeemable at any time after April 27, 2008 at 1.35 times the original amount.

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

10.97(7)	Amended and Restated 2006 Stock Option and Award Plan
10.98(7)	Harborview Note Payable and Award Plan
10.99	Master Swap Agreement between Apollo Resources International and Arizona LNG.
10.99 A	Asset Purchase Agreement among Biodiesal Investment Group, Blackhawk Biofuels, LLC, etal
10.99 B(6)	Series A Preferred Stock First Amended and Restated Securities Purchase Agreement and Warrant Purchase Agreement, and Certificate of Amendment to Series A Preferred Stock of Earth.
10.99 C (8)	Contribution Agreement
10.99 D (8)	Share Exchange
10.99 E (8)	Amended Notes and Settlement Agreements with Investors
12.1(3)	Report of Independent Registered Public Accounting Firm to the audit committee of Earth LNG, Inc. (Exhibit previously labeled 18.)
14	Code of Ethics – (Exhibit previously labeled 11.)
20.1(5)	Series of 7 Secured Notes (incorporated by reference to Exhibit 7.4 of the Current Report on Form 8-K filed by Earth Biofuels, Inc. with the SEC on November 19, 2007).
21	Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending September 30, 2006 filed with the SEC on November 21, 2006.
(2)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 22, 2006
(3)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2006 filed with the SEC on May 18, 2007.
(4)	Filed as an exhibit to the registrants Report on Form 10-QSB for the period ending June 30, 2007 filed with the SEC on August 13, 2007.
(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007.
(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008.
(7)	Filed as an exhibit to the registrants Report on Form 10-KSB for the period ending December 31, 2007 filed with the SEC on March 28, 2008.

(8)	Filed as an exhibit to the registrant’s Current Report on Forms 8-K filed with the SEC on July 7th and July 9th, 2008.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EARTH BIOFUELS, INC.

/s/ Dennis G. McLaughlin, III
Dennis G. McLaughlin, III
Chief Executive Officer
(Principal Executive Officer)

Date:  August 19, 2008

/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 19, 2008

CERTIFICATION

I, Dennis G. McLaughlin, III, certify that:

1.           I have reviewed this Form 10-QSB of Earth Biofuels, Inc. (the “Company”) for the period ending June 30, 2008;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.            The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

            a.           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b.           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            c.           Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            d.           Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.            The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            a.           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            b.           Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 19, 2008	/s/ Dennis G. McLaughlin, III By: Dennis G. McLaughlin, III Its: Chief Executive Officer

CERTIFICATION

I, Darren L. Miles, certify that:

1.           I have reviewed this Form 10-QSB of Earth Biofuels, Inc. (the “Company”) for the period ending June 30, 2008;

2.            Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.            Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.            The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

            a.           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b.           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

            c.           Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            d.           Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.            The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            a.           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            b.           Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 19, 2008	/s/ Darren L. Miles By: Darren L. Miles Its: Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Earth Biofuels, Inc., a Delaware corporation, (the “Company”) on Form 10-QSB for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis G. McLaughlin, III, Chief Executive Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dennis G. McLaughlin, III
By: Dennis G. McLaughlin, III
Its:  Chief Executive Officer

August 19, 2008

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Earth Biofuels, Inc., a Delaware corporation, (the “Company”) on Form 10-QSB for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darren L. Miles, Chief Financial Officer of the Company, certify the following pursuant to Section 18, U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Darren L. Miles
By: Darren L. Miles
Its:  Chief Financial Officer

August 19, 2008