Form 10-Q
period 2008-11-19
EARTH BIOFUELS INC
filed 2008-11-20
CIK 1268471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

I       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                         Yes ☐ No ☒

         As of October 21, 2008 there were 384,942,160 shares of common stock of the registrant outstanding.

EARTH BIOFUELS, INC.

FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1.
       PART I FINANCIAL INFORMATION
EARTH BIOFUELS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)
	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$0	$42
Investments in equity securities	38	73
Trade accounts receivable, net of allowances totaling $0 and $0	0	0
Inventory	0	127
Prepaid expenses and other current assets	1,299	603
Total Current Assets	1,337	847
Property, Plant and equipment, net of accumulated depreciation	2,332	16,047
Investments and advances	10,381	11,740
Prepaid and other long term assets	195	222
Deferred financing fees		147
Net assets from discontinued operations	—	27,436
Total Assets	$14,245	$56,438

Current Liabilities
Accounts payable	$14,846	$9,856
Accrued interest payable	48,151	48,151
Demand Notes	1,790	679
Convertible promissory notes, net of discount	52,500	24,711
Term debt facilities	7,500	9,950
Accrued income taxes	17,610	17,233
Total Current Liabilities	142,397	110,580

Commitments and contingencies (Note 14)

Redeemable preferred stock, $.001 par value, 15,000,000 shares authorized. 3,875,721 shares issued and outstanding at September 30, 2008; and 0 issued and outstanding as of December 31, 2007, respectively	3,875	—

Redeemable preferred stock, $5.00 par value, 2,000,000 shares authorized, 1,669,000 shares issued and outstanding at September 30, 2008; and 0 issued and outstanding as of December 31, 2007, respectively	1,669	—

Stockholders’ Equity (Deficiency)
Common stock, $.001 par value, 400,000,000 shares authorized, 385,076,314 shares issued and 384,942,160 outstanding; and 278,389,134 issued and 276,554,134 shares outstanding as of December 31, 2007	386	278
Additional paid-in capital	157,492	154,122
Accumulated deficit	(290,078)	(204,277)
Notes receivable from parent	(1,270)	(4,111)
Treasury stock at cost (3,134,134 shares)	(226)	(156)
Total Stockholders’ Equity (Deficiency)	(133,696)	(54,144)

Total Liabilities and Stockholders’ Equity	$14,245	$56,438

See accompanying notes to consolidated financial statements

3

EARTH BIOFUELS, INC.
Statements of Operations
(Unaudited)
(Amounts in 000’s)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)
Sales revenue	$—	$150	$—	$1,025
Cost of sales	—	171	—	1,157
Gross profit	—	(21)	—	(132)

Compensation	848	759	3,212	6,766
Other selling, general and administrative	3,021	1,807	10,006	7,274
Loss on sale of fixed assets	—	13	—	134
Impairment losses	—	—	—	10,938
Depreciation and amortization	297	306	893	1,717

Net loss from operations	(4,166)	(2,906)	(14,111)	(26,961)

Other income (expense)
Interest income	—	408	—	538
Interest expense	(685)	(26,316)	(30,229)	(49,298)
Loss on equity investments	(1,031)	(6,615)	(1,031)	(15,479)
Fixed asset impairment	—	—	(12,774)	—
Loss on marketable securities	—	(220)	—	(1,071)
Other expenses	(4,850)	(511)	(4,776)	(395)

Total other income (expense)	(6,566)	(32,232)	(48,810)	(65,705)

Net loss from continuing operations	$(10,732)	$(35,138)	$(62,921)	$(92,666)
Loss from discontinued operations (including a loss on disposal of $18,787 as of September 30, 2008)	—	(311)	(22,879)	(2,426)

Net loss	$(10,732)	$(35,449)	$(85,800)	$(95,092)

Net loss per common share

Basic and diluted net loss	$(0.04)	$(0.04)	$(0.28)	$(0.46)

Weighted average shares	303,409	204,160	305,972	204,160

See accompanying notes to consolidated financial statements

4

EARTH BIOFUELS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008 and For The Year Ended December 31, 2007
(Unaudited)
(Amounts in 000’s)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Note Receivable from Parent	Totals

Balance December 31, 2006 (restated)	233,047	233	145,555	(570)	(463)	(79,572)	—	65,183
Cumulative adjustment for the implementation of FIN 48	—	—	—	—	—	(2,225)		(2,225)
Adjusted Balance, January 1, 2007	233,047	233	145,555	(570)	(463)	(81,797)	—	62,958
Parent and affiliate note receivable	—	—	—	—	—	—	(4,111)	(4,111)
Shares issued for cash	7,872	8	1,522	—	—	—	—	1,530
Shares issued for services	7,800	8	3,991	—	—	—	—	3,999
Shares forfeited	(6,000)	(6)	—	—	—	—	—	(6)
Shares issued for related parties	8,219	8	1,801	—	—	—	—	1,809
Shares issued for converted debt	16,922	17	102	—	—	—	—	119
Exercise of warrants	250	—	—	—	—	—	—	—
Unrealized losses on marketable securities	—	—	—	(127)	—	—	—	(127)
Reclassification adjustment for losses included in net income, net of $0 tax effect	—	—	—	697	—	—	—	697
Treasury stock, net of sales and purchases	(1,556)	—	—	—	307	—	—	307
Share issued in connection with demand notes	10,000	10	286	—	—	—	—	296
Net changes in discounts on convertible debts	—	—	865	—	—	—	—	865
Net loss	—	—	—	—	—	(122,480)	—	(122,480)
Balance December 31, 2007	276,554	$278	$154,122	$—	$(156)	$(204,277)	$(4,111)	$(54,144)
Shares issued for services	30,578	32	1,150	—	—	—	—	1,182
Shares issued in connection with preferred stock including, common stock warrants and beneficial conversion feature	55,000	55	1,807	—	—	—	—	1,862
Shares issued for investments	609	1	23	—	—	—	—	24
Treasury Stock	(1,299)	(1)	—	—	(70)	—	—	(71)
Parent and affiliate note receivable	—	—	—	—	—	—	(2,841)	(2,841)
Shares issued for contracts	10,000	10	190					200
Shares issued to Parent	10,500	11	200	—	—	—		211
Net loss	—	—	—	—	—	(85,800)		(85,800)
Balance September 30, 2008	381,942	$386	$157,492	$—	$(226))	$(290,078)	(1,270)	$(133,696)

See accompanying notes to consolidated financial statements

5

EARTH BIOFUELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods September 30, 2008 and 2007
(Unaudited)
	2008		2007

Cash Flows from Operating Activities:
Net Loss		$(85,800)	$(95,092)
Loss from discontinued operations		(22,879)	(2426)
Loss from continuing operations		(62,921)	(92,666)
Loss on sales of fixed assets		—	121
Losses on marketable securities		—	1,071
Depreciation		935	971
Amortization of debt issuance costs		—	788
Impairment of investments		985	15,479
Goodwill impairment		35,533	10,938
Fixed asset impairment		12,774	—
Share-based compensation expense		4,689	3,915
Debt discount amortization		26,823	8,199
Changes in assets and liabilities:
Decrease (increase) in:
Trade accounts receivable		(3,075)	292
Inventory		(288)	136
Prepaid expenses & other current assets		2	(1,460)
Increase (decrease) in:
Accounts payable and accrued expenses		(1,988)	636
Accrued interest payable		—	36,206
Other		415	(222)
Net cash provided by (used in) operating activities		14,461	(15,596)
Cash Flows From Investing Activities:
Cash paid for investment		—	(252)
Advances on payments to related parties		—	(5,346)
Repayments from investments and advances		—	3,250
Cash paid for purchases of fixed assets		—	(2,237)
Net cash used in investing activities		—	(4,585)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock		—	1,530
Advances on payment to related parties		142	7,495
Proceeds from demand notes		—	—
Proceeds from long term debt and line of credit		3,630	15,036
Repayments of long term debt and line of credit		—	(5,000)
Proceeds from sale of treasury stock		(70)	463
Proceeds from issuance of preferred stock		500	—
Cash paid for debt issuance cost		—	(1,066)
Net cash provided by financing activities		4,202	20,590
Net cash – discontinued operations:
Operating activities		(17,890)	385
Investing activities		815	(1,022)
Net cash flows from discontinued operations		(18,705)	(214)
Net decrease in cash		(42)	(228)
Cash and cash equivalents
Beginning of period		42	291
End of period		$—	$63
Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$		$—
Cash paid for interest		$1,708	$2,904
See accompanying notes to consolidated financial statements

6

EARTH BIOFUELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 1 — ORGANIZATION AND MANAGEMENT’S PLANS

Organization

Earth Biofuels, Inc., (“Earth” or “EBOF”) was incorporated in the state of Nevada on July 15, 2002. On September 13, 2005, Earth issued 146,100,000 shares of common stock to Apollo Resources International, Inc., a Utah corporation, (“Apollo”) in exchange for 80% of the outstanding shares of common stock of Earth Biofuels, Inc., a Mississippi corporation. With the acquisition, Apollo (“the parent”) owned approximately 88% of the issued and outstanding shares of Earth. This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Earth Biofuels Operating, Inc. is the “accounting acquirer” for financial reporting purposes. On October 7, 2005, Earth Biofuels, Inc. (the Mississippi Company) changed its name to Earth Biofuels Operating, Inc. Effective November 14, 2005; the domicile of Earth was moved to Delaware by means of a merger of Earth with and into Earth Biofuels, Inc., a Delaware corporation. As of September 30, 2008, Apollo Resources International, Inc owned 11% of the outstanding shares, however, due to the company’s ability to exercise control over EBOF’s operating and financial policies, and has indirect controlling financial interest, Apollo is still considered the “Parent of EBOF”.

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

On June 30, 2008, the Company sold its wholly owned subsidiary New ELNG to PNG Ventures Inc. (“PNG”) via a Share Exchange Agreement (the “Exchange Agreement”), in exchange for the issuance of 7,000,000 shares of the of common stock of the PNG. Prior to the completion of the Share Exchange, Earth LNG, Inc, a Texas corporation (“ELNG”) had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the  LNG business, resulting in the characterization of the transfer as an asset sale of EBOF’s subsidiary.  The investors holding $52.5 million in senior unsecured notes were granted an irrevocable proxy regarding the 7 million shares EBOF received in the exchange. In addition, the notes to the investors were amended with new conversion rates to EBOF shares, and/or are exchangeable into the PNG shares with limitations on the exchanges.  Accordingly, EBOF does not have voting control over the 7,000,000 shares of PNG Ventures, Inc. and a change of control has occurred with regard to the LNG business.

As a result, earnings from the LNG business through the date of disposition and gain on sale have been included in the financial statements.  The financial statements of the LNG business are reported as discontinued operations in the statement of operations and its associated assets and liabilities are classified separately in the balance sheet.  Prior periods have been reclassified to conform to the current-period presentation.

Going Concern

Earth has incurred significant losses from operations through September 30, 2008 and has limited financial resources. The Company has a significant accumulated deficit, negative current ratios and negative tangible net worth at September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern. In addition, investors holding $52.5 million in senior unsecured notes also hold the voting proxy on shares received by the company regarding the sale of their subsidiary New ELNG.

Earth’s management has signed a definitive term sheet settling it’s investor debt of $52.5 million and accrued penalties and interest of $48.1 million by transferring ownership of its 5.9 million shares of PNG Ventures, Inc. with Castlerigg.  Management seeks to increase its authorized shares of the Company in order to settle legal claims made against it and raise additional capital.  In addition, management is currently negotiating terms to raise capital to make necessary improvements to its Durant Oklahoma biodiesel plant so that cost effective alternative feedstock can be use.

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

Marketable Securities — In accordance with SFAS  No.  115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At December 31, 2007 the market value of investments in equity securities was approximately $73,000. The change in fair value during the period has been determined to be other than temporary based on the deteriorations in the credit ratings of the investee, and the related losses on the investment totaling $1,071,000 are included in earnings as of December 31, 2007.  Realized losses totaling approximately $33,000 were recorded as of the nine months ended September 30, 2008.

Inventory  — Inventories of fuel purchased and processed are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market.

Notes Receivable from Parent and Affiliates  — Notes receivable from Parent and Affiliates as of December 31, 2007 consisted of advances made to Apollo Resources pursuant to inter-company credit agreements. The notes are due upon demand and consist of market interest rates ranging from 6% to 15%. Amounts advanced to related parties were used to fund operations and investments.. The amounts due from the parent totaled approximately $1,270,000 as of September 30, 2008.  Additionally, there were advances made from a former subsidiary totaling $6 million which was previously reflected as a reduction in equity in conformity with the EITF 85-1 and SAB Topic 4-G, which requires that notes or other receivables from a parent or another affiliate be treated as a deduction from stockholders’ equity in the balance sheet. As a result of the sale of the subsidiary these receivables were recorded as a gain, and netted with losses on the sale of the subsidiary.

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

Registration Payments— In December 2006, The FASB issued No. EITF 00-19-2 “Accounting for Registration Payment Arrangements”.   The Company adopted EITF 00-19-2 for the year ended December 31, 2006.  In connection with the Securities Purchase Agreements and the related Registration Agreements of the company, registration penalties were incurred for non timely filing of a registration statement, and effectiveness of a registration statement, equal to 2.5% per month with a maximum penalty of 12.5%.   As of September 30, 2008 and December 31, 2007 these penalties total $13.4 million and are being classified as accrued interest with a related charge to interest expense.

NOTE 3  — INVENTORIES

At September 30, 2008 and year ended December 31, 2007, respectively, inventories consisted of the following:

	September 30, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Biodiesel inventory, finished goods	$0	$127

Total	$0	$127

NOTE 4  — PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following at September 30, 2008 and year ended December 31, 2007:

	September 30, 2008	December 31, 2007
Description	($ in 000’s)	($ in 000’s)

Deposits on business related assets and office spaces	195	205
Escrowed interest related to term debt facilities	$1,152	$398
Other prepaid assets	147	241
Total	1,494	844

Less current portion	(1,299)	(603)

Long term prepaid expenses and other assets	$195	$222

NOTE  5  — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 2008 and year ended December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Property, Plant and Equipment	($ in 000’s)	($ in 000’s)

Land	$681	$681
Buildings and improvements	16,290	16,906
Fixtures and equipment	712	253

Total cost	17,683	17,840
Fixed asset impairment	(12,773)
Accumulated Depreciation	(2,571)	(1,793)

Net property, plant and equipment	$2,332	$16,047

As part of the share exchange, $6,950,000 of the debt related to the Durant plant facility was transferred as part of the sale of the subsidiary, and amended into the new debt on the LNG plant.  As a result, the Durant plant was deemed impaired and is recorded at net realizable value, with a charge to earnings for plant impairment of $12,773,000.

Depreciation expense for the nine months ended September 30, 2008 was $893,455.

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

Investments and advances and impairment amounts consist of the following entities and amounts as of and for the nine months ended September 30, 2008 and year ended December 31, 2007:
June 30, 2008			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$6,740	$—
Biodiesel Investment Group, Danville, Illinois	Cost	10%	3,639	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent		305

PNG Ventures, Inc.	Cost-due to voting proxy of investors	Notes receivable related to letter of intent		697

Blue Wireless	Cost	Investment in related party 5%		30
Total			$10,380	1,032

December 31, 2007			Total
Description	Method	% Ownership	Investments and Advance (Amounts in 000’s)	Impairment Amount (Amounts in 000’s)

Truckers Corner, Hillsboro, Texas	Equity	49%	$6,445	$—
American Earth	Equity	100%	—	(77)
Systems Management, San Antonio, Texas	Cost	Advances on letter of intent	—	(832)
Vertex Processing, LP, Houston, Texas	Cost	Advances on letter of intent	—	(2,542)
Biodiesel Investment Group, Danville, Illinois	Cost	10%	4,976	—

Miscellaneous investments-Cellulonsic	Cost	Advances on letters of Intent	289	—
Earth Ethanol -Liquification, Moses Lake	Cost	Advances on letter of Intent	—	(750)

HPS Development, L.L.C., Louisiana	Cost	Impairment related to exchange of investment for Note receivable	—	(17,823)

DFI-Albemarle Bio-Refinery, Inc., North Carolina	Cost	Notes receivable related to letter of intent	—	(Amount included below in bad debt expense for $5,525)

Blue Wireless	Cost	Investment in related party 5%	30	—
Total			$11,740	$(22,024)

Investments  —

Trucker’s Corner  — On April  20, 2006, Earth acquired a 25% limited partnership interest in Trucker’s Corner, L.P. in exchange for a capital contribution of $1.1  million in cash, 125,000  shares of Earth’s common stock valued at $1,120,000, and 250,000  shares of Apollo Resources (Earth’s parent) common stock. During 2007 Earth increased it’s investment to 49% upon the additional advances of monies for construction of the related facility. In July 2008 the company completed construction of “Willie’s Place at Carl’s Corner” truck stop located 70 miles south of Dallas on Interstate 35E. The complex will be open after the construction and procurement of dispensers for fueling twelve trucks at a time including a wide load island. There will also be 4 standard-sized fueling stations with 8 pumps. All fuel sold at “Willie’s Place” will have some percentage of biofuels, including “BioWillie®” Premium Biodiesel and ethanol, enabling more drivers to participate in the green movement in the United States. In addition to the truck stop fueling facilities, “Willie's Place at Carl’s Corner” will feature two restaurants, a convenience store, saloon, gift shop featuring official Willie Nelson merchandise and memorabilia, and the 750 seat performance hall which still remains from the original “Carl’s Corner” truck stop.

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

PNG Ventures, Inc.  —As part of the sale of the subsidiary, EBOF received 7 million shares of PNG common stock.  The shares were valued at the fair value of net assets sold times the % interest acquired in the exchange, totaling approximately $697,000. This investment is accounted for using the equity method, due to the underlying shares being controlled by lenders of the company via voting proxies.  In addition,  due to losses from the investment for the three months ended September 30, 2008, the investment balance was reduced to zero.

Advances on Letters of Intent  —

During 2006, Earth signed a letter of intent to acquire a biodiesel production facility from Systems Management Solutions, Inc. This agreement was terminated in 2007.

In 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of its common stock to Vertex Energy. These shares were issued in October, 2006 and had a fair market value of $4,320,000. Advances totaling $658,000 had also been made towards this investment. On February 5, 2007, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract and a motion for new trial was granted. We believe these allegations are substantively without merit, and are vigorously contesting the claims brought by the plaintiff, and are exercising all available rights and remedies against them; however, the ultimate outcome of this matter is uncertain. Due to the lack of continuing operations at this location the investment amount is deemed impaired. The company has recorded losses of $2,435,000 during 2006, and $2,542,000 during 2007, resulting in total estimated impairments of $4,978,000. During 2008 a settlement agreement was reached, however due to insufficient cash flow the company was not able to pay the settlement amount.  As a result, Vertex was awarded a judgment, and the company has accrued approximately $2.7 million related to this contingency.

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

Through June 2007, Earth had invested $27 million in the joint venture without a security interest.  The Agreement between the parties was disputed and in June 2007 a settlement agreement was reached whereby HPS would return $4 million in cash and provide an $18 million note to Earth.  In addition, HPS signed an agreement not to compete valued at $5 million. At of December 31, 2007, the $18 million note was considered to be impaired and accordingly, Earth has provided a reserve against this note.  As a result, Earth recorded a $23 million loss on the LLC investment for the year ended December 31, 2007, and $0 for the nine months ended September 30, 2008.

The Company’s investment in an Ethanol production facility located in Albemarle, North Carolina was converted to promissory notes and subsequently deemed impaired due to lack of activity. The investment totaling $5,525,000 was written off during 2007 and is included in bad debt expense.

Investment  — related party  —

This consists of an equity investment with less than 5% ownership interest in Blue Wireless, a publicly traded company. The Chief Executive Officer of Earth is also the Chairman of the Board for the related investment. Earth has accounted for this investment using the cost method.

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

Earth determined that, based on the impairment tests performed on Earth as a separate business unit from the LNG business, the intangible assets related to goodwill from the acquisition of Distribution Drive totaling $3,981,280 and the $2 million license for the brand name of biodiesel products have been impaired totaling approximately $6 million.  As such the carrying amounts of these assets have been written down to zero and charged against earnings. In addition, a non-compete agreement had been obtained as a result of the settlement with the HPS investment above.   This intangible was also deemed to be impaired and $5,000,000 was charged against earnings.  Total impairments as of September 30, 2008, and December 31, 2007 were $0 and approximately $11million, respectively.

NOTE 8 — DEMAND NOTES —

Earth has several demand notes totaling $1,790,000 as of September 30, 2008. The notes are un-collateralized, with interest from 8% to 10%, all of which is due upon demand.

NOTE 9 — LINE OF CREDIT

 As of June 30, 2008 the Company no longer has a line of credit related to the Durant facility.  On March 23, 2007, Earth had obtained a $9 million term loan facility, and a $2.5 million letter of credit secured by the Durant, Oklahoma biodiesel plant. The line of credit balance as December 31, 2007 was $0.

NOTE  10  — CONVERTIBLE DEBT

Convertible debt consists of the following as of September 30, 2008 and year ended December 31, 2007:

Description	September 30, 2008	December 31, 2007
	($ in 000’s)	($ in 000’s)
Amended and Restated convertible/exchangeable promissory notes	$52,500	$52,500
Discount on convertible promissory notes	-	(27,789)

Current portion of convertible promissory notes	$52,500	$24,711

In connection with sale of the subsidiary, an amended Securities Purchase agreement with investors was executed, of which, the original conversion terms were amended to $.09 per share, or the notes are exchangeable into $10 per share of PNG stock.  As a result of this amendment the original discount discussed below, net of amortization as of September 30, 2008, was reversed to interest expense totaling approximately $24 million.

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

Subsequent to the second quarter of 2007, certain of the note holders above, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”) with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year.    The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 120 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued interest and penalties were approximately $48,151,000 as of December 31, 2007 and September 30, 2008.

On November 29, 2007, certain of there note holders converted the $1.1 million in aggregate senior notes to common stock of Earth.   The notes, interest and penalties were settled through the issuance of 16,818,155 shares valued at approximately $1,210,000.  A gain on the conversion was recorded totaling approximately $454,000 was recorded for the year ended December 31, 2007.

Accrued unpaid penalties and interest related to the above judgment for September 30, 2008 and year ended December 31, 2007 is as follows:

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

In connection with the sale of the company’s subsidiary New ELNG, the shares received in the exchange are subject to an irrevocable voting proxy held by the above investors.

NOTE 11 — TERM DEBT FACILITIES

As part of the sale of the LNG subsidiary, on June 30, 2008, $6,950 million dollars secured by the Durant plant was transferred to the LNG business, and sold as part of the “Share Exchange” agreement with PNG.  In addition the $15 million term debt facility related to the LNG plant was also transferred to PNG as part of the share exchange. As of September 30, 2008, the debt totaled $7.5 million related to the Durant plant. Interest reserves totaling $1,152,000 are included in other current assets as of September 30, 2008.

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

In June 2007, the lender on the above term loan facilities totaling $15 million and $9 million, respectively, exchanged their rights to purchase the warrants in lieu of additional financing fees totaling $5.4 million. These financing fees were repaid upon the sale of the LNG subsidiary on June 30, 2008.

The Company has not met underlying debt covenants related to fixed charge ratios and advances to subsidiaries.   The debtor has noted these defaults and has not relinquished their rights per the underlying debt agreements.  As a result, the notes are included in current liabilities.

Subsequent to default, the Company received additional funding in the fourth quarter of 2007 from the lender in the amount of $4.7 million.  Notes payable for both term notes totaled $28,700,000 at December 31, 2007, and June 30, 2008.  In connection with the above term notes interest reserves were escrowed totaling $1,205,000 for interest payments due the next twelve months. These facilities are also cross-collateralized.

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

During the second and third quarters of 2008, the Company issued 3,875,721of Series A Preferred Stock, $1 par value, and 1,669,000 shares of our newly authorized Series B Convertible Preferred Stock, $5 par value, all related to contracts and/or services.

NOTE 13 — STOCKHOLDERS’ EQUITY

 Warrants  —

Warrants granted by the Company consisted of the following for the nine months ended September 30, 2008.

Description	Remaining Life	Exercise Price	Warrants

May 4, 2006 convertible debt-(debt repaid), warrants issued to investor	8 - 9 years	$2.00	920,810
May 26, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$3.84	768,750
June 7, 2006 convertible debt-(debt repaid), warrants issued to investor and placement agent	8 - 9 years	$2.93	1,545,000
July 10, 2006 convertible debt (debt repaid), warrants issued to investor and placement agent	9-10 years	$2.50	1,515,000
July 21, 2006 warrants issued for consulting fees	9-10 years	$0.25	4,000,000
July 24, 2006 convertible debt, warrants issued to investors	9-10 years	$2.90	9,051,725
January 19, 2007 notes payable, warrants issued to noteholders	10 years	$.01	375,000
February , 2008 warrants issued to investor	10 years	$.10	1,000,000
March 28, 2008 Preferred share issuance	5 years	$.0375	2,000,000

A summary of the Company’s stock warrant activity and related information at September 30, 2008 and December 31, 2007 is as follows:
	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2006	17,990,940	$.25 - 3.84		$2.27
Issued	20,699,724	$.01 - .36	$	. 25
Exercised	(439,655)	$.01		$(1.26)
Repurchased	(20,324,724)	$.30-.3 6		$(.25)
Warrants outstanding and exercisable at December 31, 2007	17,926,285	$.01 - $3.84		$2.25
Issued	3,000,000	$.0375-.10		$.06
Cancelled due to Amended debt agreements	(11,051,725)	.0375-2.90		$(2.38)
Warrants outstanding and exercisable at September 30, 2008	9,874,560	$.01 - $3.84		$1.43

The weighted average exercise price for all warrants outstanding as of December 31, 2007 was $2.25 per share. During the year ended December 31, 2007, 20,324,724 shares were repurchased, and 439,635 shares were exercised. The weighted average exercise price for all warrants outstanding as of September 30, 2008 was $1.43 per share.

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

During the nine months ended September 30, 2008, Earth issued 30,578,000 common shares, valued at approximately $1.2 million million of Earth’s common stock to employees for services rendered, of which all shares were restricted.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Royalties  —

As part of the “BioWillie” license agreement, Earth pays $25,000 in monthly advances on biodiesel royalty amounts payable equal to two cents per gallon of fuel sold under the BioWillie trademark. The contract is renewable every 2 years. For the nine months ended September 30, 2008, royalty payments totaled $0. Subsequent to September 30, 2008, Willie Nelson obtained an agreed injunction, whereby Earth cannot use the BioWillie trademark name, or the name of Willie Nelson in any manner.

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

Total rent expense for the nine months ended September 30, 2008 was approximately $75,623.

Litigation  —

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of its common stock to Vertex Energy. In Harris County District Court, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract on January 26, 2007, and a motion for new trial was granted. Vertex Energy filed its First Amended Petition on February 8, 2008, enjoining Jason Gehrig to the case. A settlement had been reached in 2008, however, due to lack of cash flow the settlement amount was not paid.  Subsequent thereto Vertex was awarded a judgment against Earth.  The investment in this company and related plant was deemed impaired due to lack of operations and was charged to earnings totaling $$2,435,000 during 2006, and $2,543,000 during 2007, resulting in total estimated impairments of $4,978,000.  During the third quarter 2008, approximately $3.3 million has been accrued regarding this contingency.

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

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed an agreement dated April 1, 2008, whereby Earth was to pay $552,800 to Pacific Biodiesel in full settlement of their claim. Due to lack of funds this settlement amount was not paid, and the plaintiff was awarded a judgment.  Accordingly, $552,800 has been included in accounts payable and accrued expenses.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors.   Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement. Subsequent to the second quarter of 2007, certain of the note holders, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”).  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes of $100,651,173. Total accrued penalties were approximately $48,151,000 as of September 30, 2008.

During the quarter ended September 30, 2007, 7,218,750 shares were issued to in lieu of debt guaranteed by Earth, on behalf of the parent Apollo Resources, valued at $1,299,375. In addition, a contingent amount was also recorded in accrued liabilities related to these guarantees totaling approximately $1.6 million.

A judgment has been obtained by HRDR regarding a breach of settlement agreement.  As such, approximately $3.3 million has been accrued regarding this claim, as of September 30, 2008.

Earth has become subject to various claims and other legal matters in the course of conducting its business. The company has recorded approximately $2,900,000 in regards to various other claims deemed likely in accounts payable and accrued expenses as of September 30, 2008.

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

In 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  As such, the Company has determined that certain tax liabilities relating to a supply contract relating to the Apollo Resources purchase of the LNG Business in December 2005 should be recorded in the accompanying financial statements totaling $17,233,000 of which $11,550,000 was recorded as an addition to goodwill, $1,641,000 represents interest, and $2,225,000 represents prior periods estimated penalties and interest.  The outcome of this tax estimate is uncertain at this time. The Company recorded an adjustment to retained earning of $2,225,000 as a part of the transitional accounting promulgated by FIN 48 at December 31, 2007. In addition, additional interest has been accrued totaling approximately $229,000 as of September 30, 2008.  The Company will adjust the accrual for this tax contingency in the period that the facts and circumstances warrant or the liability is settled with taxing authorities. The Company's tax years for 2005 through 2006 are subject to examination by various tax authorities. A number of years may elapse before an uncertain tax position is finally resolved. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, but the Company believes that its reserves for income taxes reflect the most probable outcomes. The Company adjusts the reserve, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. As of June 30, 2008, it is possible that the Company's liability for uncertain tax positions will be reduced by as much as $17.6 million during the year ended December 31, 2012 as a result of the settlement of tax positions with various tax authorities.

In addition to the above FIN 48 income tax liabilities, the Company has net deferred tax assets calculated at an expected rate of 34% of approximately $72.8 million and $43.6 million as of September 30, 2008 and December 31, 2007, respectively. As the ultimate realization of this net tax asset is uncertain, the Company has provided a valuation allowance for the entire amount at September 30, 2008 and December 31, 2007, respectively.

The net deferred tax assets generated by loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $165.7 million as of September 30, 2008, and will expire in the years 2024 through 2027.  The valuation allowance for deferred tax assets was increased by approximately $12.2 million and $29.1.3 million for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2008 and year ended December 31, 2007 are as follows:

	September 31, 2008	December 31, 2007
Deferred tax assets:	(in 000’s)	(in 000’s)
Impairment of investments and intangibles	$4,870	$4,870
Net operating loss carryforwards	72,790	43,618
Deferred tax assets	77,660	48,488
Less valuation allowance	(77,660)	(48,448)
Total deferred tax assets	40	39
Deferred tax liabilities:
Depreciation and amortization	(40)	(39)
Total deferred tax liabilities	(40)	(39)

Net deferred tax assets (liabilities)	$—	$—

NOTE 16 — SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the company has entered into negotiations to restructure part of the  $52.5 million aggregate senior convertible notes. Earth’s management is attempting to settle its investor debt of $52.5 million and accrued penalties and interest of $48.1 million by transferring ownership of its 7 million shares of PNG Ventures, Inc. to these debt holders.  This restructuring would relieve the company of approximately $70 million dollars in debt and interest.

Subsequent to September 30, 2008, Willie Nelson obtained an agreed injunction, whereby Earth cannot use the BioWillie trademark name, or the name of Willie Nelson in any manner.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenue. Total revenue and cost of sales for the nine months ended September 30, 2008 decreased as a result of the company reducing production of  biodiesel due to current economic conditions in 2007.

Cost of Sales. The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading of biodiesal, petro fees, chemicals, and related costs of production.

Compensation. Compensation for decreased a for the nine months ended September 30, 2008 approximately $3.6 million and related primarily to shares issued to consultants for employees and consulting services issued in 2007. The shares issued as share based compensation were valued at market consistent with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

Other Selling, General and Administrative Expenses. The types of expenses included in the selling, general and administrative expenses line item include salaries and benefits, office expenses, insurance, professional services, travel and other miscellaneous expenses. Other selling, general and administrative expenses for the nine months ended September 30, 2008  increased approximately $2.7million consisting primarily of legal fees and law suit settlements in 2008.

Interest expense. Interest expense decreased by approximately $19 million in 2008 compared to 2007.  This was a result of accruing penalties and interest in 2007 related to the SPA of $52.5.

Liquidity and Capital Resources

Overview.   Our principal sources of liquidity consist of cash and cash equivalents, cash provided by operations and issuances of debt and equity securities. In addition to funding operations, our principal short-term and long term liquidity needs have been, and are expected to be, the debt service requirements of our senior convertible notes, the acquisition and construction of new facilities, capital expenditures and general corporate purposes. For the nine month period ending September 30, 2008 our cash and cash equivalents decreased by approximately $42,000, and decreased by $228,000in December 31, 2007. Net cash provided by operating activities was $14,461,000 in 2008 compared to net cash used by operating activities of $15,596,000 million for the nine month period ending September 30, 2007.   The change is primarily attributable to the interest penalties in 2007.

Net cash used in investing activities was $4,500,000 million in 2008 compared to net cash provided by investing activities of $0 million for the same period in 2007, primarily due to advances and investments in 2007 totaling approximately $4.5 million.

Net cash provided by financing activities was $20,590 million for the nine month period ending September 30, 2007, compared to net cash provided by financing activities of $4.2 million for the same period in 2008. Cash flows provided by financing activities during 2007 relate primarily to the issuance of term debt facilities and lines of credit totaling $15 million, less the repayment of prior debts of $5 million.  In addition, $1.5 million relates to proceeds from the issuance of common stock in 2007, and advances to related parties of $7.5 million.

We incurred net losses and negative cash flows from operations of approximately $(86,000,000) million and $(42,000) respectively, for the nine month period ending September 30, 2008. Of the net losses approximately $23 million relates to the losses on sale of our LNG subsidiary, and approximately $13 million relates to fixed asset impairments on our Durant plant. We had approximately $0 in cash and cash equivalents at September 30, 2008. Our working capital deficit at June 30, 2008 was approximately $141 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, Earth had no obligations that would qualify to be disclosed as off-balance sheet arrangements.

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

However,  subsequent interest and principal payments due under the notes were not made and as such, penalties and interest totaling approximately $48 million have accrued at the default rate of 15% interest, plus 1.5% for the amount outstanding for registration penalties, and an 18% late charge.  Subsequent to the quarter ended June 30, 2007, the note holders of our $52.5 million in private placement offerings dated July 24, 2006, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company. On November 14, 2007, Earth Biofuels, Inc .negotiated and executed a settlement agreement with the group of creditors who had petitioned for an involuntary bankruptcy against the company on July 11 of this year. The Agreement requires the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes was $100,651,173. Total accrued penalties were approximately $48,151,000 as of December 31, 2007and at September 30, 2008.

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

Total rent expense for the three months ended September 30, 2008 was approximately $75,623.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

On May 2, 2006, Earth entered into a letter of intent with Vertex Energy, L.P., which contemplated a joint venture in which a newly created company would own and operate a biodiesel production facility on the Houston Ship Channel in Houston, Texas. As contemplated by the letter of intent, Vertex Energy would acquire a 49% interest in the newly created company in exchange for contributing to the new operating company real property and improvements, including an existing chemical processing facility. Earth would acquire a 51% interest in the operating company in exchange for the payment of $2,500,000 and the issuance of 1,500,000 shares of its common stock to Vertex Energy. In Harris County District Court, Vertex Energy, LP & Benjamin P. Cowart alleged breach of contract on January 26, 2007, and a motion for new trial was granted. Vertex Energy filed its First Amended Petition on February 8, 2008, enjoining Jason Gehrig to the case. A settlement had been reached in 2008, however, due to lack of cash flow the settlement amount was not paid.  Subsequent thereto Vertex was awarded a judgment against Earth.  The investment in this company and related plant was deemed impaired due to lack of operations and was charged to earnings totaling $$2,435,000 during 2006, and $2,543,000 during 2007, resulting in total estimated impairments of $4,978,000.  During the third quarter 2008, approximately $3.3 million has been accrued regarding this contingency.

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

On May 22, 2007, Pacific Biodiesel Texas, LP filed a Demand for Arbitration with the American Arbitration Association claiming $513,309 is due them do to a breach of their Sales and Purchase Agreement with Earth to purchase all Claimant’s biodiesel output for a 12 month period. Pacific Biodiesel Texas, LP filed their First Amended Demand for Arbitration on January 24, 2008 increasing their claim to $1,225,765. Both parties executed an agreement dated April 1, 2008, whereby Earth was to pay $552,800 to Pacific Biodiesel in full settlement of their claim. Due to lack of funds this settlement amount was not paid, and the plaintiff was awarded a judgment.  Accordingly, $552,800 has been included in accounts payable and accrued expenses.

On July 24, 2006, Earth entered into a securities purchase agreement pursuant to which Earth issued $52.5 million aggregate senior convertible notes that were due in 2011 to eight institutional investors.   Due to ongoing renegotiations with the above investors, Earth did not make the first quarterly interest payments due October 1, 2006, or register the underlying securities within 30  days from closing in accordance with the original securities purchase agreement. Subsequent to the second quarter of 2007, certain of the note holders, filed with the bankruptcy courts a Chapter 7 - Involuntary Liquidation against the company.   On November 14, 2007, Earth Biofuels, Inc. (the “Company”) negotiated and executed a settlement agreement (the “Agreement”).  The Agreement required the creditors to dismiss their petition of bankruptcy. Under the terms of the Agreement, the Company will grant certain security interests to the creditors and will execute a restructuring plan within 160 days. A confession of judgment was signed by the company noting the entire amount of debt and penalties due under the original notes of $100,651,173. Total accrued penalties were approximately $48,151,000 as of September 30, 2008.

During the quarter ended September 30, 2007, 7,218,750 shares were issued to in lieu of debt guaranteed by Earth, on behalf of the parent Apollo Resources, valued at $1,299,375. In addition, a contingent amount was also recorded in accrued liabilities related to these guarantees totaling approximately $1.6 million.

A judgment has been obtained by HRDR regarding a breach of settlement agreement.  As such, approximately $3.3 million has been accrued regarding this claim, as of September 30, 2008.

Earth has become subject to various claims and other legal matters in the course of conducting its business. The company has recorded approximately $2,900,000 in regards to various other claims deemed likely in accounts payable and accrued expenses as of September 30, 2008.

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

Date:  November 19, 2008

/s/ Darren L. Miles
Darren L. Miles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 19, 2008